Form 10-Q
period 2010-07-31
IMPACT EXPLORATIONS INC.
filed 2010-09-14
CIK 1486315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of September 14, 2010

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended July 31, 2010, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Impact Explorations Inc.

I have reviewed the condensed balance sheet of Impact Explorations Inc. (An Exploration Stage Company) as of July 31, 2010, and the related condensed statements of operations for the three and six months ended July 31, 2010 and for the period from January 6, 2010 (inception) to July 31, 2010, and condensed statements of cash flows for the six months ended July 31, 2010 and for the period from January 6, 2010 (inception) to July 31, 2010. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Impact Explorations Inc. (An Exploration Stage Company) as of January 31, 2010, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated February 21, 2010, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of January 31, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ George Stewart, CPA
-------------------------------
Seattle, Washington
September 1, 2010

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   July 31,          January 31,
                                                                     2010               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    342           $ 14,980
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    342             14,980
                                                                   --------           --------

      TOTAL ASSETS                                                 $    342           $ 14,980
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $    790
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                790
                                                                   --------           --------

      TOTAL LIABILITIES                                                  --                790
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of July 31, 2010 and January 31, 2010                           3,000              3,000
  Additional paid-in capital                                         12,000             12,000
  Deficit accumulated during exploration stage                      (14,658)              (810)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              342             14,190
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    342           $ 14,980
                                                                   ========           ========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                January 6, 2010
                                       Three Months          Six Months           (inception)
                                          ended                ended               through
                                         July 31,             July 31,             July 31,
                                           2010                 2010                 2010
                                        ----------           ----------           ----------
REVENUES
  Revenues                              $       --           $       --           $       --
                                        ----------           ----------           ----------
TOTAL REVENUES                                  --                   --                   --

EXPENSES
  General and Administrative                   360                3,648                4,458
  Mineral Exploration Expense                   --                4,000                4,000
  Professional Fees                          1,600                6,200                6,200
                                        ----------           ----------           ----------
TOTAL EXPENSES                               1,960               13,848               14,658
                                        ----------           ----------           ----------

NET INCOME (LOSS)                       $   (1,960)          $  (13,848)          $  (14,658)
                                        ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE          $     0.00           $     0.00           $     0.00
                                        ==========           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               3,000,000            3,000,000            3,000,000
                                        ==========           ==========           ==========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                    January 6, 2010
                                                                   Six Months         (inception)
                                                                     ended             through
                                                                    July 31,           July 31,
                                                                      2010               2010
                                                                    --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(13,848)          $(14,658)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                    (790)                --
                                                                    --------           --------

       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (14,638)           (14,658)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                --             15,000
                                                                    --------           --------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             15,000
                                                                    --------           --------

NET INCREASE (DECREASE) IN CASH                                      (14,638)               342

CASH AT BEGINNING OF PERIOD                                           14,980                 --
                                                                    --------           --------

CASH AT END OF YEAR                                                 $    342           $    342
                                                                    ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                          $     --           $     --
                                                                    ========           ========

  Income Taxes                                                      $     --           $     --
                                                                    ========           ========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010
--------------------------------------------------------------------------------

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

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010
--------------------------------------------------------------------------------

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

H. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The Company had limited operations during the period from January 6, 2010 (inception) to July 31, 2010 and generated a net loss of $14,658. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the exploration stage and has minimal expenses, management does not believe that the company's current cash of $342 is sufficient to cover the expenses they will incur during the next twelve months.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                             As of July 31, 2010
                                                             -------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 14,658
       Other                                                             0
                                                                  --------
       Gross deferred tax assets                                     4,984
       Valuation allowance                                          (4,984)
                                                                  --------

       Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of July 31, 2010, the Company has a net operating loss carryforward of approximately $14,658. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010
--------------------------------------------------------------------------------

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

As of July 31, 2010 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2010:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 3,000,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after July 31, 2010 up through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues since inception (January 6, 2010) and have incurred $14,658 in expenses through July 31, 2010. For the three months ended July 31, 2010 we incurred $1,960 in expenses. These expenses consisted of $1,600 in professional fees and $360 in general and administrative expenses. For the six months ended July 31, 2010 we incurred $13,848 in expenses. These expenses consisted of $16,200 in professional fees, $3,648 in general and administrative expenses and $4,000 in mineral exploration expenses.

The following table provides selected financial data about our company for the period ended July 31, 2010.

                       Balance Sheet Data:          7/30/10
                       -------------------          -------

                       Cash                          $ 342
                       Total assets                  $ 342
                       Total liabilities             $   0
                       Shareholders' equity          $ 342

Cash provided by financing activities since inception through July 31, 2010 was $15,000 from the sale of 3,000,000 shares of common stock to our officer and director in January 2010. In order to proceed with our business plans we will need to complete an offering of 3,000,000 shares of common stock pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission. Total proceeds from the offering will be $45,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2010 was $342, with no outstanding liabilities. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however she has no legal obligation to do so. Our plan of operation for the next twelve months after receiving funding is to complete the exploration program. In addition to the $24,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $20,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $44,000. We will require the funds from our offering to proceed. We are an exploration stage company and have generated no revenue to date.

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

Our plan of operation for the twelve months after receiving funding from our offering is to complete the exploration program. In addition to the $24,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $20,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $44,000. We will require the funds from our offering to proceed.

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

If we are successful in raising the funds from our offering we plan to commence Phase 1 of the exploration program on the claim in late summer 2010. We expect this phase to take 15 days to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

ITEM 4. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

September 14, 2010          Impact Explorations Inc., Registrant


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

September 14, 2010          Impact Explorations Inc., Registrant


                            By: /s/ Jenny Brown
                                ------------------------------------------------
                                Jenny Brown, President, Chief Executive Officer, Principal Accounting Officer, and
                                Chief Financial Officer