Form 10-Q
period 2010-10-31
IMPACT EXPLORATIONS INC.
filed 2010-12-08
CIK 1486315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

                        Commission file number 333-165365


                            IMPACT EXPLORATIONS INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                 78 York Street
                             London W1H 1DP England
          (Address of principal executive offices, including zip code.)

              Telephone +44 207 681 1620 Facsimile +44 207 681 1620
                     (Telephone number, including area code)

                            Resident Agents of Nevada
                             711 S. Carson Street #4
                              Carson City, NV 89701
                Telephone (775) 882-4641 Facsimile (775) 882-6818
            (Name, address and telephone number of agent for service)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of December 7, 2010

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended October 31, 2010, prepared by the company, immediately follow.

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX (206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Impact Explorations Inc.

I have reviewed the condensed balance sheet of Impact Explorations Inc. (An Exploration Stage Company) as of October 31, 2010, and the related condensed statements of operations for the three and nine months ended October 31, 2010 and for the period from January 6, 2010 (inception) to October 31, 2010, and condensed statements of cash flows for the nine months ended October 31, 2010 and for the period from January 6, 2010 (inception) to October 31, 2010. These financial statements are the responsibility of the company's management.

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



/s/ George Stewart, CPA
-------------------------------
Seattle, Washington
November 29, 2010

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  October 31,        January 31,
                                                                     2010               2010
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                             $ 33,750           $ 14,980
  Deposits                                                           10,000                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 43,750             14,980
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 43,750           $ 14,980
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    240           $    790
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               240                790
                                                                   --------           --------
      TOTAL LIABILITIES                                                 240                790
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of October 31, 2010 and January 31, 2010                        6,000              3,000
  Additional paid-in capital                                         54,000             12,000
  Deficit accumulated during exploration stage                      (16,490)              (810)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           43,510             14,190
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 43,750           $ 14,980
                                                                   ========           ========


                       See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                               January 6, 2010
                                       Three Months          Nine Months         (inception)
                                          ended                ended               through
                                        October 31,          October 31,          October 31,
                                           2010                 2010                 2010
                                        ----------           ----------           ----------
REVENUES
  Revenues                              $       --           $       --           $       --
                                        ----------           ----------           ----------
TOTAL REVENUES                                  --                   --                   --

EXPENSES
  General and Administrative                   332                3,980                4,790
  Mineral Exploration Expense                   --                4,000                4,000
  Professional Fees                          1,500                7,700                7,700
                                        ----------           ----------           ----------
TOTAL EXPENSES                               1,832               15,680               16,490
                                        ----------           ----------           ----------

NET INCOME (LOSS)                       $   (1,832)          $  (15,680)          $  (16,490)
                                        ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE          $     0.00           $     0.00
                                        ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               4,565,217            3,527,473
                                        ==========           ==========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                       January 6, 2010
                                                                       Nine Months       (inception)
                                                                         ended             through
                                                                       October 31,        October 31,
                                                                          2010               2010
                                                                        --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $(15,680)          $(16,490)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Changes in operating assets and liabilities:
        Deposits                                                         (10,000)           (10,000)
        Accounts Payable                                                    (550)               240
                                                                        --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (26,230)           (26,250)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                45,000             60,000
                                                                        --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            45,000             60,000
                                                                        --------           --------

NET INCREASE (DECREASE) IN CASH                                           18,770             33,750

CASH AT BEGINNING OF PERIOD                                               14,980                 --
                                                                        --------           --------

CASH AT END OF YEAR                                                     $ 33,750           $ 33,750
                                                                        ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                              $     --           $     --
                                                                        ========           ========

  Income Taxes                                                          $     --           $     --
                                                                        ========           ========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2010
                                  (Unaudited)
--------------------------------------------------------------------------------


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Impact Explorations Inc. (the Company) was incorporated under the laws of the State of Nevada on January 6, 2010. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan and recently initiated exploration activities.

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

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2010
                                  (Unaudited)
--------------------------------------------------------------------------------


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

NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The Company had limited operations during the period from January 6, 2010 (inception) to October 31, 2010 and generated a net loss of $16,490. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $44,935 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2010
                                  (Unaudited)
--------------------------------------------------------------------------------


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

NOTE 6. INCOME TAXES
                                                          As of
                                                        October 31,
                                                           2010
                                                         --------
              Deferred tax assets:
                Net operating tax carryforwards          $ 16,490
                Other                                           0
                                                         --------
                Gross deferred tax assets                   5,607
                Valuation allowance                        (5,607)
                                                         --------

                    Net deferred tax assets              $      0
                                                         ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of October 31, 2010, the Company has a net operating loss carryforwards of approximately $16,490. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2010
                                  (Unaudited)
--------------------------------------------------------------------------------


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

On September 14, 2010 the Company issued a total of 3,000,000 shares of common stock to 26 unrelated shareholders for cash at $.015 per share for a total of $45,000 pursuant to a S-1 registration statement.

As of October 31, 2010 the Company had 6,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2010:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,000,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after October 31, 2010 up through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues since inception (January 6, 2010) and have incurred $16,490 in expenses through October 31, 2010. For the three months ended October 31, 2010 we incurred $1,832 in expenses. These expenses consisted of $1,500 in professional fees and $332 in general and administrative expenses. For the nine months ended October 31, 2010 we incurred $15,680 in expenses. These expenses consisted of $7,700 in professional fees, $3,980 in general and administrative expenses and $4,000 in mineral exploration expenses.

The following table provides selected financial data about our company for the period ended October 31, 2010.

                     Balance Sheet Data:          10/31/10
                     -------------------          --------

                     Cash                          $33,750
                     Total assets                  $43,750
                     Total liabilities             $   240
                     Shareholders' equity          $43,510

Cash provided by financing activities since inception through July 31, 2010 was $15,000 from the sale of 3,000,000 shares of common stock to our officer and director in January 2010 and on September 14, 2010 we issued a total of 3,000,000 shares of common stock to 26 unrelated shareholders for cash at $0.015 per share for a total of $45,000 pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2010 was $33,750, with $240 in outstanding liabilities. Our plan of operation for the next twelve months is to complete the exploration program. During the quarter we paid the geologist a deposit of $10,000 to proceed with Phase 1 of the exploration program. In addition to the additional $14,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $20,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $34,000. We are an exploration stage company and have generated no revenue to date.

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

PHASE 1

Prospecting, mapping and grid controlled soil geochemistry      $ 10,000 (paid)

PHASE 2

A program of grid controlled ground magnetometer and very
low frequency electro magnetometer (VLF-EM) surveys should
be undertaken over the areas of interest as determined by
the Phase 1 program                                             $ 14,000
                                                                --------

                                                  Total         $ 24,000
                                                                ========

We have given the geologist a deposit of $10,000 for Phase 1 or the exploration program. He has informed us that he has completed the fieldwork for Phase 1 and sent the samples to the assay lab in Australia. We expect it to take two to three months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Phase 2 is contingent upon favorable results from Phase 1. The estimated cost of this program is $14,000 and will take approximately 3 weeks to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing the second phase of our exploration program in spring 2011. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claim, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

                           PART II. OTHER INFORMATION

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

December 7, 2010                   Impact Explorations Inc., Registrant


                                   By: /s/ Jenny Brown
                                       -----------------------------------------
                                       Jenny Brown, President, Chief Executive
                                       Officer, Principal Accounting Officer,
                                       and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 7, 2010                   Impact Explorations Inc., Registrant


                                   By: /s/ Jenny Brown
                                       -----------------------------------------
                                       Jenny Brown, President, Chief Executive
                                       Officer, Principal Accounting Officer,
                                       and Chief Financial Officer