Form 10-K
period 2011-01-31
IMPACT EXPLORATIONS INC.
filed 2011-04-26
CIK 1486315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2011

                        Commission file number 333-165365


                            Impact Explorations Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                27-1614533
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                                 78 York Street
                             London W1H 1DP England
               (Address of Principal Executive Offices & Zip Code)

              Telephone +44 207 681 1620 Facsimile +44 207 681 1620
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 26, 2011, the registrant had 6,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of April 26, 2011.

                            IMPACT EXPLORATIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       12
Item 2.  Properties                                                         16
Item 3.  Legal Proceedings                                                  16
Item 4.  [Removed and Reserved]                                             16

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  16
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          18
Item 8.  Financial Statements and Supplementary Data                        21
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           30
Item 9A. Controls and Procedures                                            30

                                    Part III

Item 10. Directors and Executive Officers                                   32
Item 11. Executive Compensation                                             33
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    35
Item 13. Certain Relationships and Related Transactions                     35
Item 14. Principal Accounting Fees and Services                             35

                                     Part IV

Item 15. Exhibits                                                           36

Signatures                                                                  36

                                     PART I

ITEM 1. BUSINESS

COMPANY INFORMATION

You should read the following summary together with the more detailed business information and the financial statements and related notes that appear elsewhere in this report. In this report, unless the context otherwise denotes, references to "we", "us", "our", "Impact" and "Impact Exploration" are to Impact Explorations Inc.

Impact Explorations was incorporated in the State of Nevada on January 6, 2010 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues or operating history. The principal executive offices are located at 78 York Street, London W1H 1DP. The telephone number is +44 207 681 1620.

We received our initial funding of $15,000 through the sale of common stock to our officer, Ms. Jenny Brown, who purchased 3,000,000 shares of our common stock at $0.005 per share on January 6, 2010. From inception until the date of this filing we have had limited operating activities.

On September 14, 2010 we issued a total of 3,000,000 shares of common stock to 26 unrelated shareholders for cash at $0.015 per share for a total of $45,000 pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission.

Our financial statements from inception (January 6, 2010) through the year ended January 31, 2011 report no revenues and a net loss of $19,317. Our independent auditor has issued an audit opinion for Impact Explorations Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

On March 1, 2011 our shares were approved for trading on the OTCBB under the symbol "IXPL". There is currently no active trading market for our securities.

GENERAL INFORMATION

Our exploration target is to find exploitable minerals on our property (The Met 1 property). We have given the geologist a deposit of $10,000 for Phase 1 or the exploration program. He informed us that he completed the fieldwork for Phase 1 and sent the samples to the assay lab in Australia. On April 12, 2011 we received his report on his findings and are currently reviewing his recommendations. If we decide to move on to Phase 2 of the exploration program, this would be done during the summer of 2011.

Our property may not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claim to production.

The Met 1 property consists of one located, lode mineral claim comprising a total of 20 contiguous claim cells in a 4x5 configuration for a total area of 1010 acres. The property is situated in the Kamloops Region of southern British Columbia. Impact Explorations Inc. is the beneficial owner of the Met 1 mineral claim, tenure no. 704759.

The Met 1 mineral claim area is underlain by volcanic and intrusive rock units of mainly alkalic composition assigned to the Nicola Group of Upper Triassic age.

The underlying rock units on the mineral claims exhibit a north-northwest trending, elongate package of moderate residual magnetism. Much of the mineral claim is drift or overburden covered and offers good exploration potential. The author feels that the potential exists for movement of mineralizing fluids to have impregnated the older rock units. Many known, northerly trending faults which are related to mineralization occur in the general area and it is possible that these fluids could emanate from deeper sources related to intrusive activity and travel along structurally prepared conduits in the underlying bedrock along these structures.

The mineral claim is favorably situated and may require further geophysical surveys to determine in more detail its potential following the initial prospecting, mapping and reconnaissance soil geochemistry surveys. An exploratory drilling program could follow the recommended Phase 1 and 2 surveys and be contingent upon positive results being obtained from the previous fieldwork.

The object of our initial exploration undertaking is to assess areas that may require more detailed investigations to assist in determining their economic significance. The cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this report.

There is not a plant or any equipment currently located on the property. The initial exploration phases will be supported by generators. The mineral claim is motor vehicle accessible from the Village of Savona, B.C. by traveling 6 miles south along the Tunkwa Lake road to the property. The City of Kamloops B.C. offers much of the necessary resources and infrastructure required to base and carry-out an exploration program, (accommodations, communications, equipment and supplies). The largest City in the Province, Vancouver lies within 3-4 hours southwest of Kamloops via Provincial Highway #5 (the Coquihalla) or slightly longer via the Fraser Canyon Highway #1.

A two-phase exploration program to evaluate the area is considered appropriate and was recommended by the consulting geologist in his report. The exploration program includes detailed prospecting, mapping and reconnaissance MMI soil geochemical surveys of the claim area. The cost was $10,000 for the initial phase of exploration work and will be $14,000 for the second phase.

The discussions contained herein are management's estimates based on information provided by the consulting geologist who prepared the geology report. Because we have only recently commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding to proceed with any subsequent work on the claim if mineralization is found.

ACQUISITION OF THE MINERAL CLAIM

Title to the property is held by Omega Exploration Services, of which James McLeod, our consulting geologist, is the beneficial owner. Omega Exploration Services and James McLeod hold the claim in trust for the Company. To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia, Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act which would require the company to pay the fees associated with an inter-provincial registration in order to obtain a Free Miner's Certificate.
Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the corporation is not registered in British Columbia the claim is held in trust for the company by Omega Exploration Services and Mr. McLeod. Management determined that this would be the most cost-effective way for the company to carry out the initial exploration program. Per the terms of the trust agreement Mr. McLeod has no interest or claim to the property. He was paid $4,000 for the geology report and staking of the Claim. The Claim was staked using the British Columbia Mineral Titles Online computer Internet system. The claim is in good standing until January 26, 2012.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

All claims staked in British Columbia require $4 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $8 per hectare per year thereafter.

In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The Met 1 property lies in the south central part of British Columbia approximately 220 miles to the north-northeast of it's major city, Vancouver via Highway #1 (the Trans Canada highway).

The area experiences about 20" - 25" of precipitation annually of which about 20% (in a cold year) may occur as a snow equivalent. This amount of annual precipitation suggests a climatic classification of the Dry Interior belt. The summers can experience hot weather, mid 70's F(degree) to high 80's F(degree) while the coldest weather is usually experienced from December through March.

The City of Kamloops B.C. offers much of the necessary resources and infrastructure required to base and carry-out an exploration program, (accommodations, communications, equipment and supplies). The largest City in the Province, Vancouver lies within 3-4 hours southwest of Kamloops via Provincial Highway #5 (the Coquihalla) or slightly longer via the Fraser Canyon Highway #1.

The physiography of the Met 1 property may be described as rounded, low mountainous, north-northwest trending terrain, in an interior plateau setting. Field cover on the property is a mixture of open range, Douglas fir, western yellow pine (ponderosa) and pockets of aspen. The claim area ranges in elevation from 2,500' - 3,900' mean sea level. The physiographic setting of the property can be described as the Dry Interior within a mosaic of moderately rounded mountains in a plateau setting. The area has been surficially altered in places by fluvial glacial erosion and the depositional (drift cover) effects of in-filling and in situ or residual erosion. Many regional and local areas exhibit immature and thin soil cover, but the underlying thickness of glacial drift cover in some areas may vary considerably. In the vicinity of the Met 1 property it may be quite deep especially on southwest and southeast facing hillsides. Surface water occurrences for drilling and mineral processing are abundant, as lakes and streams are relatively close at hand.

                       [MAP SHOWING THE PROPERTY LOCATION]

                        [MAP SHOWING THE CLAIM LOCATION]

HISTORY

The modern record of the regional area about the Met 1 claim area post dates the early pioneer prospecting of the Cariboo Gold Rush era (late 1850'S). Mineral exploration and large, low grade ore development in this area began with the discovery and development by the Bethlehem Copper Corp. of it's projects in the Highland Valley area about 20 miles southeast of Ashcroft, B.C. in the late 1950's. Today this area hosts the largest hardrock mining operation in Canada, in excess of 250,000 tons per day. This operation recovers mainly copper and molybdenum from an intrusive rock host.

GEOLOGICAL SETTING

REGIONAL GEOLOGY

The regional geology about the Met 1 mineral claim is described as being underlain by mainly a central core of alkaline volcanics that have been assigned to the highly productive Upper Triassic age Nicola Group. Within these centrally occurring volcanic units are coeval age, phased plutonic units that appear to trend northerly and northwesterly and are elongate to concentric in shape. On the northeast occur the alkaline units (Afton) and on the west occur the calc-alkaline intrusives (Highland Copper). This mineral zone outwardly appears to be like so many others in this very large eugeosyncline setting of Nicola and younger aged intrusive with possibly comagmatic volcanic rock cover. Younger intrusive and volcano-sedimentary units are seen to be widespread in places as stocks and capping rocks, respectively. The Upper Triassic age Nicola Group or its equivalents are found to be very productive of ore deposits in both British Columbia and the Yukon Territory.

LOCAL GEOLOGY

The local geology about the Met 1 property may be described being underlain by Nicola Group volcanic and sedimentary units, but as possibly being underlying and/or peripheral occurrences of both volcanic units of a wide range of compositions and minor amounts of sedimentary units that range in age from Cretaceous to the late Tertiary.

PROPERTY GEOLOGY

The geology of the Met 1 property exhibits many requisite features of a high priority exploration area. These may be listed as good geology, structure and close proximity to known mineral occurrences. The unknown, adjacent overburden covered areas require detailed exploration to reveal if structurally prepared, altered and mineralized material of economic significance is at hand and how readily. The underlying Nicola Group rock units are in themselves reason enough to perform initial soil geochemistry over the mineral claim.

                       [MAP SHOWING THE REGIONAL GEOLOGY]

                  [GRAPHIC LEGEND FOR THE REGIONAL GEOLOGY MAP]

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in Canada, the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources
(BCDM).

With respect to the mechanized trenching or diamond drilling a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited, the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $3,000 - $5,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the site of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work at and trench around larger trees (initially) to avoid any disturbance to larger trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew and equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $3,000. (1 day - crew & equipment)

All claims staked in British Columbia require $4 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $8 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM"). The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work.

PATENTS, TRADEMARKS, FRANCHISES, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL OF PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $4,000 for the geology report and staking of the claim.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Jenny Brown. Ms. Brown currently devotes 2-4 hours per week to company matters and after receiving funding she plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room in Washington, DC. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THEREFORE THERE IS SUBSTANTIAL UNCERTAINTY WE WILL CONTINUE ACTIVITIES IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

BECAUSE THE PROBABILITY OF AN INDIVIDUAL PROSPECT EVER HAVING RESERVES IS EXTREMELY REMOTE, ANY FUNDS SPENT ON EXPLORATION WILL PROBABLY BE LOST.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which will result in a loss of your investment.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2010 and have only recently started our exploration activities. We have not, to date, realized any revenues. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss was $19,317 from inception to January 31, 2011. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     *   our ability to locate a profitable mineral property
     *   our ability to generate revenues
     *   our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

IF ACCESS TO OUR MINERAL CLAIMS IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

It is possible that snow or rain could cause the mining roads providing access to our claims to become impassable. If the roads are impassable we would be delayed in our exploration timetable.

BECAUSE WE WILL HAVE TO SPEND ADDITIONAL FUNDS TO DETERMINE IF WE HAVE A RESERVE, IF WE CAN'T RAISE THE MONEY WE WILL HAVE TO CEASE OPERATIONS AND YOU COULD LOSE YOUR INVESTMENT.

Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES, WHICH COULD HURT OUR FINANCIAL POSITION AND POSSIBLY RESULT IN THE FAILURE OF OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MAY HAVE TO LIMIT OUR EXPLORATION ACTIVITY WHICH MAY RESULT IN A LOSS OF YOUR INVESTMENT.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve, we cannot generate revenues and you will lose your investment.

WE MAY NOT HAVE ACCESS TO ALL OF THE SUPPLIES AND MATERIALS WE NEED TO BEGIN EXPLORATION WHICH COULD CAUSE US TO DELAY OR SUSPEND ACTIVITIES.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

BECAUSE OUR SOLE OFFICER AND/OR DIRECTOR DOES NOT HAVE ANY FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL.

Our sole officer and director is Jenny Brown. Ms. Brown has no formal training as a geologist or in the technical aspects of management of a mineral exploration company. Her prior business experiences have primarily been in property management and development. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

OUR CONSULTING GEOLOGIST, WHOSE OPINION WE WILL RELY UPON DUE TO OUR DIRECTOR HAVING NO DIRECT EXPERIENCE OR TRAINING IN GEOLOGY OR MINERAL EXPLORATION, HAS WORKED WITH OVER TWENTY EXPLORATION STAGE COMPANIES WHICH HAVE NOT MOVED FORWARD WITH, OR HAVE COMPLETELY ABANDONED, THEIR EXPLORATION ACTIVITIES.

Since 1999, Mr. McLeod, our consulting geologist, has been an officer, director, or geologist for over twenty companies, most of which have not moved forward with exploration activities, and at least five of which have changed businesses and completely abandoned exploration activities. We will rely upon Mr. McLeod's expertise and experience and based on his recommendations, if we do not move forward with our exploration activities or our exploration activities do not have favorable results our business could fail.

BECAUSE OUR OFFICER AND DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES AND WILL ONLY BE DEVOTING 5 TO 10% OF HER TIME OR APPROXIMATELY TWO TO FOUR HOURS PER WEEK TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF EXPLORATION.

Because our officer and director has other outside business activities and will only be devoting 5 to 10% of her time or two to four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result, exploration of the property may be periodically interrupted or suspended.

OUR SOLE OFFICER AND DIRECTOR, BENEFICIALLY OWNS 50% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF SHE CHOOSES TO SELL HER SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

Due to the amount of Ms. Brown's share ownership in our company, if she chooses to sell her shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock.

OUR DIRECTOR WILL CONTINUE TO EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS, WHICH MEANS AS A MINORITY SHAREHOLDER, YOU WOULD HAVE NO CONTROL OVER CERTAIN MATTERS REQUIRING STOCKHOLDER APPROVAL THAT COULD AFFECT A SHAREHOLDERS' ABILITY TO EVER RESELL THEIR SHARES.

Our executive officer and director owns 50% of our common stock. She has a significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company or other matters that could affect your ability to ever resell your shares. Her interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

OUR SOLE OFFICER AND DIRECTOR LIVES OUTSIDE THE UNITED STATES, MAKING IT DIFFICULT FOR AN INVESTOR TO ENFORCE LIABILITIES IN FOREIGN JURISDICTIONS.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. However, since our officer and director resides outside the United States, substantially all or a portion of her assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon her or to enforce against her judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state thereof.

IF AN ACTIVE TRADING MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES AND WILL INCUR LOSSES AS A RESULT.

An application for listing of our common stock on the Over the Counter Bulletin Board (OTCBB) and on March 1, 2011 the application was approved and we were assigned "IXPL" as our symbol. If no active trading market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

OUR SHARES ARE CONSIDERED PENNY STOCK WHICH LIMITS A SHAREHOLDERS' ABILITY TO SELL THE STOCK.

Our shares constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

To be eligible for quotation on FINRA's Over the Counter Bulletin Board, we must remain current in our filings with the Securities and Exchange Commission. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for a shareholder to resell any shares, if at all.

ITEM 2. PROPERTIES

We do not currently own any property. Our offices are located at 78 York Street, London, W1H 1DP, which are the offices of our president and are provided to us free of charge. The telephone number is +44 207 681 1620. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. REMOVED AND RESERVED

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares have been quoted on the OTC Electronic Bulletin Board (OTCBB) under the symbol "IXPL" since March 1, 2011. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between Impact Explorations with any market maker regarding participation in a future trading market for our securities.

As of the date of this filing, there has been no public trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report Impact Explorations had 27 shareholders of record. We have paid no cash dividends and have no outstanding options.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares are considered penny stock which limits the ability to sell the stock. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SHARES AVAILABLE UNDER RULE 144

There are currently 3,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 3,000,000 shares are held by our officer and director. In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least six months, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale.

HOLDERS

As of January 31, 2011, we have 6,000,000 Shares of $0.001 par value common stock issued and outstanding held by 27 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, Arizona 85251, telephone (480)481-3940.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary for years ending January 31, 2011 and 2010

                                                            Year Ended
                                                            January 31,
                                                     2011               2010
                                                   --------           --------

Revenue                                            $    Nil           $    Nil
Operating Expenses                                 $ 18,507           $    810
Net Loss                                           $ 18,507           $    810

EXPENSES

Our operating expenses for the years ended January 31, 2011 and 2010 are outlined in the table below:

                                                            Year Ended
                                                            January 31,
                                                     2011               2010
                                                   --------           --------

General and administrative                         $  5,207           $    810
Professional fees                                  $  9,300           $      0
Mineral Exploration Expense                        $  4,000           $      0

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                          At              At         Percentage
                                      January 31,     January 31,     Increase/
                                         2011            2010         Decrease
                                       --------        --------       --------

Current Assets                         $ 40,683        $ 14,980         +170%
Current Liabilities                    $      0        $    790         -100%
Working Capital (deficit)              $ 40,683        $ 14,190         +185%

CASH FLOWS
                                                      Year Ended     Year Ended
                                                      January 31,    January 31,
                                                         2011           2010
                                                       --------       --------

Net Cash Used in Operating Activities                  $(29,297)      $    (20)
Net Cash Provided by Investing Activities              $      0       $      0
Net Cash Provided by Financing Activities              $ 45,000       $ 15,000
ICREASE IN CASH DURING THE PERIOD                      $ 15,703       $ 14,980


We have generated no revenue since inception and have incurred $19,317 in expenses through January 31, 2011. We had a net loss of $18,507 and $810 for the years ended January 31, 2011 and 2010, respectively. These expenses consisted of professional fees and administrative expenses and for the year ended January 31, 2011 $4,000 in exploration expenses.

Our cash in the bank at January 31, 2011 was $30,683, with no outstanding liabilities. Cash provided by financing activities since inception is as follows:

     1. On January 6, 2010, a total of 3,000,000 shares of Common Stock were issued to Jenny Brown, a director, in exchange for cash in the amount of $15,000, or $.005 per share.

     2. On September 14, 2010 the Company issued a total of 3,000,000 shares of common stock to 26 unrelated sharholders for cash at $0.15 per share for a total of $45,000 pursuant to an S-1 registration statement.

GOING CONCERN

We are an exploration stage company and currently have no operations. Our independent auditor has issued an audit opinion for the company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

PHASE 1

Prospecting, mapping and grid controlled soil geochemistry        $10,000 (paid)

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
                                                                  =======

We have given the geologist a deposit of $10,000 for Phase 1 or the exploration program. He informed us that he completed the fieldwork for Phase 1 and sent the samples to the assay lab in Australia. On April 12, 2011 we received his report on his findings and are currently reviewing his recommendations.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates.

If we decide to move on to Phase 2 of the exploration program, this would be done during the summer of 2011. The estimated cost of this program is $14,000 and will take approximately 3 weeks to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claim, to retain his services for our planned exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Impact Explorations Inc.

I have audited the accompanying balance sheet of Impact Explorations Inc. (An Exploration Stage Company) as of January 31, 2011, and the related statement of operations, stockholders' equity and cash flows for the year then ended and the period from January 6, 2010 (inception), to January 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Impact Explorations Inc. (An Exploration Stage Company) as of January 31, 2011, and the results of its operations and cash flows for the years then ended and from January 6, 2010 (inception) to January 31, 2011, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
-------------------------------
Seattle, Washington
April 11, 2011

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  January 31,        January 31,
                                                                     2011               2010
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 30,683           $ 14,980
  Deposits                                                           10,000                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 40,683             14,980
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 40,683           $ 14,980
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $    790
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                790
                                                                   --------           --------

      TOTAL LIABILITIES                                                  --                790
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of October 31, 2010 and January 31, 2010                        6,000              3,000
  Additional paid-in capital                                         54,000             12,000
  Deficit accumulated during exploration stage                      (19,317)              (810)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           40,683             14,190
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 40,683           $ 14,980
                                                                   ========           ========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                January 6, 2010
                                                                                  (inception)
                                        Year ended           Year ended             through
                                        January 31,          January 31,          January 31,
                                           2011                 2010                 2011
                                        ----------           ----------           ----------
REVENUES
  Revenues                              $       --           $       --           $       --
                                        ----------           ----------           ----------
TOTAL REVENUES                                  --                   --                   --

EXPENSES
  General and Administrative                 5,207                  810                6,017
  Mineral Exploration Expense                4,000                   --                4,000
  Professional Fees                          9,300                   --                9,300
                                        ----------           ----------           ----------
TOTAL EXPENSES                              18,507                  810               19,317
                                        ----------           ----------           ----------

NET INCOME (LOSS)                       $  (18,507)          $     (810)          $  (19,317)
                                        ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE          $     0.00           $     0.00
                                        ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               4,150,685            3,000,000
                                        ==========           ==========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
            From January 6, 2010 (Inception) through January 31, 2011
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated
                                                                 Common     Additional      During
                                                   Common        Stock       Paid-in      Exploration
                                                   Stock         Amount      Capital         Stage        Total
                                                   -----         ------      -------         -----        -----
BALANCE, JANUARY 6, 2010                               --       $    --     $     --      $      --      $     --

Stock issued for cash on January 6, 2010
 @ $0.005 per share                             3,000,000         3,000       12,000                       15,000

Net loss, January 31, 2010                                                                     (810)         (810)
                                               ----------       -------     --------      ---------      --------

BALANCE, JANUARY 31, 2010                       3,000,000       $ 3,000     $ 12,000      $    (810)     $ 14,190
                                               ==========       =======     ========      =========      ========

Stock issued for cash on September 14, 2010
 @ $0.015 per share                             3,000,000         3,000       42,000                       45,000

Net loss, January 31, 2011                                                                  (18,507)      (18,507)
                                               ----------       -------     --------      ---------      --------

BALANCE, JANUARY 31, 2011                       6,000,000       $ 6,000     $ 54,000      $ (19,317)     $ 40,683
                                               ==========       =======     ========      =========      ========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                 January 6, 2010
                                                                                                   (inception)
                                                             Year ended         Year ended          through
                                                             January 31,        January 31,        January 31,
                                                                2011               2010               2011
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $(18,507)          $   (810)          $(19,317)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                   (10,000)                --            (10,000)
    Accounts Payable                                              (790)               790                 --
                                                              --------           --------           --------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (29,297)               (20)           (29,317)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                      45,000             15,000             60,000
                                                              --------           --------           --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        45,000             15,000             60,000
                                                              --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                 15,703             14,980             30,683

CASH AT BEGINNING OF PERIOD                                     14,980                 --                 --
                                                              --------           --------           --------

CASH AT END OF YEAR                                           $ 30,683           $ 14,980           $ 30,683
                                                              ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                    $     --           $     --           $     --
                                                              ========           ========           ========

  Income Taxes                                                $     --           $     --           $     --
                                                              ========           ========           ========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

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

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The Company had limited operations during the period from January 6, 2010 (inception) to January 31, 2011 and generated a net loss of $19,317. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $30,683 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                          As of January 31, 2011
                                                          ----------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 19,317
       Other                                                            0
                                                                 --------
     Gross deferred tax assets                                      6,568
     Valuation allowance                                           (6,568)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of January 31, 2011, the Company has a net operating loss carryforwards of approximately $19,317. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2011
--------------------------------------------------------------------------------

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

As of January 31, 2011 the Company had 6,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2011:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,000,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after January 31, 2011 up through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The officer and director of Impact Explorations, whose one year terms will expire 1/31/12, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address        Age      Position      Date First Elected     Term Expires
--------------        ---      --------      ------------------     ------------

Jenny Brown           25       President,        1/6/10                1/31/12
78 York Street                 Secretary,
London, England                Treasurer,
W1H 1DP                        CFO, CEO &
                               Director

The foregoing person is a promoter of Impact Explorations Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Jenny Brown currently devotes 2-4 hours per week to company matters, in the future she intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Background Information

JENNY BROWN has been the President, Secretary, Treasurer and a Director of Impact Explorations since January 6, 2010.

EDUCATION

September 2003 - June 2005   University of Sheffield, Yorkshire, UK
                             Studied Bachelor of Science, Biomedical Science
                             Degree not gained just 2 years study completed

January 2009 - Present       University of Essex, Essex, UK
                             Bachelor of Arts, Degree in Business and Management
                             First Class Honours, January 2009 - March 2011

                             Association for Residential Letting Agents
                             Qualifications Warwick, UK

October 2007                 ARLA PRINCIPLES OF DAMAGES AND DISPUTES

December 2007                ARLA PRACTICAL APPROACH TO RESIDENTIAL MANAGEMENT

April 2008                   ARLA RESIDENTIAL PROPERTY PRACTICE

July 2008                    ARLA LEGAL APECTS PART A

September 2008               ARLA LEGAL ASPECTS PART B

EMPLOYMENT

Aug 08 - Present             Property Developer, London, UK, managing the
                             design, build and development of a clients family home.

April 07- Present            Property Manager
                             Douglas and Gordon, Estate Agent, 37
                             Ixworth place, Chelsea, London, UK
                             Managed 250 properties between
                             (pound)250,000 and (pound)17,000,000
                             worth in South Kensington, Chelsea
                             and Notting Hill London

May 06 - April 07            Property Manager
                             Saxton Mee, Estate Agent, Campo House, 54 Campo
                             Lane, Sheffield, UK S1 2EG
                             Managed 100 properties between (pound)50,000 and (pound)1,000,000 worth In Sheffield

June 05 - April 06           Property Developer, Sheffield, UK, managing the
                             design, build and development of a clients project.
                             Renovating a dilapidated building into a commercial rental property.

ITEM 11.  EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Jenny Brown.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Jenny Brown,    2011     0         0           0            0          0            0             0         0
President,      2010     0         0           0            0          0            0             0         0
CFO & CEO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Jenny          0              0              0           0           0           0            0           0            0
Brown,
CEO & CFO

                              DIRECTOR COMPENSATION
                                                                       Change in
                                                                        Pension
                                                                       Value and
                     Fees                            Non-Equity       Nonqualified
                    Earned                            Incentive        Deferred
                   Paid in      Stock     Option        Plan         Compensation     All Other
    Name             Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----             ----      ------     ------     ------------      --------      ------------     -----

Jenny Brown,          0         0           0            0                0               0            0
Director

There are no current employment agreements between the company and its executive officer.

In January 2010 Jenny Brown purchased 3,000,000 shares of our common stock at $0.005 per share. The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Ms. Brown currently devotes approximately 2-4 hours per week to manage the affairs of the company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Impact Explorations' voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this report:

          Name of                          No. of            Percentage
     Beneficial Owner(1)                   Shares           of Ownership
     -------------------                   ------           ------------

     Jenny Brown                         3,000,000               50%
     78 York Street
     London, England
     W1H 1DP

     All Officers and
     Directors as a Group                3,000,000               50%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided free of charge by Ms. Brown, the officer and director of the corporation.

In January 2010 Ms. Brown purchased 3,000,000 shares of our common stock at $0.005 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company. (See "Principal Stockholders".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $7,800, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2011.

There were no fees charged to the company for audit services, audit-related services, tax services or other services during the year ended January 31, 2010.

                                     PART IV

ITEM 15. EXHIBITS

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

April 26, 2011                        Impact Explorations Inc., Registrant


                                      By: /s/ Jenny Brown
                                         ---------------------------------------
                                         Jenny Brown, President, Chief Executive
                                         Officer, Principal Accounting Officer,
                                         and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 26, 2011                        Impact Explorations Inc., Registrant


                                      By: /s/ Jenny Brown
                                         ---------------------------------------
                                         Jenny Brown, President, Chief Executive
                                         Officer, Principal Accounting Officer,
                                         and Chief Financial Officer