Form 10-Q
period 2011-04-30
IMPACT EXPLORATIONS INC.
filed 2011-06-13
CIK 1486315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of June 13, 2011

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended April 30, 2011, prepared by the company, immediately follow.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                     As of              As of
                                                                   April 30,         January 31,
                                                                     2011               2011
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 26,321           $ 30,683
  Deposit                                                                --             10,000
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                           26,321             40,683
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 26,321           $ 40,683
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    630           $     --
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                         630                 --
                                                                   --------           --------
      TOTAL LIABILITIES                                                 630                 --
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,000,000 shares issued and outstanding
   as of April 30, 2011 and January 31, 2011                          6,000              6,000
  Additional paid-in capital                                         54,000             54,000
  Deficit accumulated during exploration stage                      (34,309)           (19,317)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                     25,691             40,683
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 26,321           $ 40,683
                                                                   ========           ========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                   January 6, 2010
                                                           Three Months        Three Months          (inception)
                                                             ended                ended                through
                                                            April 30,            April 30,            April 30,
                                                              2011                 2010                 2011
                                                           ----------           ----------           ----------
REVENUES
  Revenues                                                 $       --           $       --           $       --
                                                           ----------           ----------           ----------
TOTAL REVENUES                                                     --                   --                   --
                                                           ----------           ----------           ----------
EXPENSES
  General and Administrative                                    1,892                3,288                7,909
  Mineral Exploration Expense                                  10,000                4,000               14,000
  Professional Fees                                             3,100                4,600               12,400
                                                           ----------           ----------           ----------
TOTAL EXPENSES                                                 14,992               11,888               34,309
                                                           ----------           ----------           ----------

NET INCOME (LOSS)                                          $  (14,992)          $  (11,888)          $  (34,309)
                                                           ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                             $     0.00           $     0.00
                                                           ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        6,000,000            3,000,000
                                                           ==========           ==========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                        January 6, 2010
                                                                   Three Months       Three Months       (inception)
                                                                      ended              ended             through
                                                                     April 30,          April 30,         January 31,
                                                                       2011               2010               2011
                                                                     --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(14,992)          $(11,888)          $(34,309)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Deposit                                                            10,000                 --
    Accounts Payable                                                      630              3,768                630
                                                                     --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (4,362)            (8,120)           (33,679)
                                                                     --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                 --                 --
                                                                     --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                 --                 --             60,000
                                                                     --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             --                 --             60,000
                                                                     --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                        (4,362)            (8,120)            26,321

CASH AT BEGINNING OF PERIOD                                            30,683             14,980                 --
                                                                     --------           --------           --------

CASH AT END OF YEAR                                                  $ 26,321           $  6,860           $ 26,321
                                                                     ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --           $     --           $     --
                                                                     ========           ========           ========
  Income Taxes                                                       $     --           $     --           $     --
                                                                     ========           ========           ========


                       See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2011
--------------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Impact Explorations Inc. (the Company) was incorporated under the laws of the State of Nevada on January 6, 2010. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan and the first phase of its planned exploration program.

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

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The Company had limited operations during the period from January 6, 2010 (inception) to April 30, 2011 and generated a net loss of $34,309. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $26,321 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2011
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                          As of
                                                         April 30,
                                                           2011
                                                         --------
              Deferred tax assets:
                Net operating tax carryforwards          $ 34,309
                Other                                           0
                                                         --------
              Gross deferred tax assets                    11,665
              Valuation allowance                         (11,665)
                                                         --------

                    Net deferred tax assets              $      0
                                                         ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of April 30, 2011, the Company has a net operating loss carryforwards of approximately $34,309. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2011
--------------------------------------------------------------------------------

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

As of April 30, 2011 the Company had 6,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2011:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,000,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after April 30, 2011 up through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues since inception (January 6, 2010) and have incurred $34,309 in expenses through April 30, 2011. For the three months ended April 30, 2011 we incurred $14,992 in expenses. These expenses consisted of $3,100 in professional fees, $1,892 in general and administrative expenses and $10,000 in exploration expenses. For the same three month perioed ended April 30, 2010 we incurred $11,888 in expenses. These expenses consisted of $4,600 in professional fees, $3,288 in general and administrative expenses and $4,000 in mineral exploration expenses.

The following table provides selected financial data about our company for the period ended April 30, 2011.

                     Balance Sheet Data:           4/30/11
                     -------------------           -------

                     Cash                          $26,321
                     Total assets                  $26,321
                     Total liabilities             $   630
                     Shareholders' equity          $25,691

Cash provided by financing activities since inception through April 30, 2011 was $15,000 from the sale of 3,000,000 shares of common stock to our officer and director in January 2010 and on September 14, 2010 we issued a total of 3,000,000 shares of common stock to 26 unrelated shareholders for cash at $0.015 per share for a total of $45,000 pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2011 was $26,321, with $630 in outstanding liabilities. Our plan of operation for the next twelve months is to complete the exploration program. During the quarter we paid the geologist a deposit of $10,000 to proceed with Phase 1 of the exploration program. In addition to the additional $14,000 we anticipate spending for the exploration program as outlined below, we anticipate spending an additional $20,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $34,000. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

                           PART II. OTHER INFORMATION

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

June 13, 2011                        Impact Explorations Inc., Registrant


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

June 13, 2011                        Impact Explorations Inc., Registrant


                                     By: /s/ Jenny Brown
                                         ---------------------------------------
                                         Jenny Brown, President, Chief Executive
                                         Officer, Principal Accounting Officer,
                                         and Chief Financial Officer