Form 10-Q
period 2011-07-31
IMPACT EXPLORATIONS INC.
filed 2011-09-12
CIK 1486315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of September 12, 2011

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the period ended July 31, 2011, prepared by the company, immediately follow.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   July 31,          January 31,
                                                                     2011               2011
                                                                   --------           --------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 24,191           $ 30,683
  Deposit                                                                --             10,000
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 24,191             40,683
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 24,191           $ 40,683
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    590           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               590                 --
                                                                   --------           --------

      TOTAL LIABILITIES                                                 590                 --
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,000,000 shares issued and outstanding
   as of July 31, 2011 and January 31, 2011                           6,000              6,000
  Additional paid-in capital                                         54,000             54,000
  Deficit accumulated during exploration stage                      (36,399)           (19,317)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           23,601             40,683
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 24,191           $ 40,683
                                                                   ========           ========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
                                   Unaudited
--------------------------------------------------------------------------------

                                                                                              January 6, 2010
                                  Three Months    Three Months    Six Months     Six Months     (inception)
                                     ended           ended          ended          ended          through
                                    July 31,        July 31,       July 31,       July 31,        July 31,
                                      2011            2010           2011           2010            2011
                                   ----------      ----------     ----------     ----------      ----------
REVENUES
  Revenues                         $       --      $       --     $       --     $       --      $       --
                                   ----------      ----------     ----------     ----------      ----------
TOTAL REVENUES                             --              --             --             --              --

EXPENSES
  General and Administrative              491             360          2,383          3,648           8,399
  Mineral Exploration Expense              --              --         10,000          4,000          14,000
  Professional Fees                     1,600           1,600          4,700          6,200          14,000
                                   ----------      ----------     ----------     ----------      ----------
TOTAL EXPENSES                          2,091           1,960         17,083         13,848          36,399
                                   ----------      ----------     ----------     ----------      ----------

NET INCOME (LOSS)                  $   (2,091)     $   (1,960)    $  (17,083)    $  (13,848)     $  (36,399)
                                   ==========      ==========     ==========     ==========      ==========

BASIC EARNING (LOSS) PER SHARE     $     0.00      $     0.00     $     0.00     $     0.00
                                   ==========      ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          6,000,000       3,000,000      6,000,000      3,000,000
                                   ==========      ==========     ==========     ==========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                   Unaudited
--------------------------------------------------------------------------------

                                                                                                    January 6, 2010
                                                                 Six Months         Six Months        (inception)
                                                                   ended              ended             through
                                                                  July 31,           July 31,           July 31,
                                                                    2011               2010               2011
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(17,083)          $(13,848)          $(36,399)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposit                                                         10,000                 --                 --
    Accounts Payable                                                   590               (790)               590
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (6,493)           (14,638)           (35,809)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --             60,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             60,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (6,493)           (14,638)            24,191

CASH AT BEGINNING OF PERIOD                                         30,683             14,980                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $ 24,191           $    342           $ 24,191
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2011
--------------------------------------------------------------------------------

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

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The Company had limited operations during the period from January 6, 2010 (inception) to April 30, 2011 and generated a net loss of $36,399. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $24,191 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2011
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                             As of July 31, 2011
                                                             -------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 36,399
       Other                                                             0
                                                                  --------
     Gross deferred tax assets                                      12,376
     Valuation allowance                                           (12,376)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 7. NET OPERATING LOSSES

As of July 31, 2011, the Company has a net operating loss carryforwards of approximately $36,399. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2011
--------------------------------------------------------------------------------

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

As of July 31, 2011 the Company had 6,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2011:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,000,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after July 31, 2011 up through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues since inception (January 6, 2010) and have incurred $36,399 in expenses through July 31, 2011.

For the three months ended July 31, 2011 we incurred $2,091 in expenses. These expenses consisted of $1,600 in professional fees and $491 in general and administrative expenses. For the same three month perioed ended July 31, 2010 we incurred $1,960 in expenses. These expenses consisted of $1,600 in professional fees and $360 in general and administrative expenses.

For the six months ended July 31, 2011 we incurred $17,083 in expenses. These expenses consisted of $4,700 in professional fees, $2,383 in general and administrative expenses and $10,000 in exploration expenses. For the same six month perioed ended July 31, 2010 we incurred $13,848 in expenses. These expenses consisted of $6,200 in professional fees, $3,648 in general and administrative expenses and $4,000 in mineral exploration expenses.

The following table provides selected financial data about our company for the period ended July 31, 2011.

                     Balance Sheet Data:           7/31/11
                     -------------------           -------

                     Cash                          $24,191
                     Total assets                  $24,191
                     Total liabilities             $   590
                     Shareholders' equity          $23,601

Cash provided by financing activities since inception through July 31, 2011 was $15,000 from the sale of 3,000,000 shares of common stock to our officer and director in January 2010 and on September 14, 2010 we issued a total of 3,000,000 shares of common stock to 26 unrelated shareholders for cash at $0.015 per share for a total of $45,000 pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2011 was $24,191, with $590 in outstanding liabilities. Our plan of operation for the next twelve months is to continue our exploration efforts, either on our current claim or possibly on another mineral property if we are able to find one with better prospects than our current property. During the quarter ended April 30, 2011 we paid the geologist a deposit of $10,000 to proceed with Phase 1 of the exploration program. In addition to the additional $14,000 we may spend for Phase 2 of the exploration program as outlined below, we anticipate spending an additional $10,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $24,000. We are an exploration stage company and have generated no revenue to date.

PLAN OF OPERATION

Our exploration target is to find exploitable minerals. Our success depends on achieving that target. There is the likelihood of our current mineral claim containing little or no economic mineralization or reserves of silver and other minerals. There is the possibility that our current claim does not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claim to production. We are unable to assure you we will be able to raise the additional funds necessary to implement any future exploration or extraction program even if mineralization is found.

The following work program has been recommended by the consulting geologist who prepared the geology report on our current claim.

PHASE 1

Prospecting, mapping and grid controlled soil geochemistry   $10,000 (completed)

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

We paid the geologist $10,000 for Phase 1 of the exploration program. On April 12, 2011 we received his report on his findings. Management is currently pursuing additional exploration assets, and may return to this project in the future, but the results of Phase 1 were not so good that they wish to complete phase 2 immediately.

If we decide to move on to Phase 2 of the exploration program on our current claim, this would be done during the spring or summer of 2012. The estimated cost of this program is $14,000 and will take approximately 3 weeks to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claim, to retain his services for Phase 2 of the exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

                           PART II. OTHER INFORMATION

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

September 12, 2011                   Impact Explorations Inc., Registrant


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

September 12, 2011                   Impact Explorations Inc., Registrant


                                     By: /s/ Jenny Brown
                                         ---------------------------------------
                                         Jenny Brown, President, Chief Executive
                                         Officer, Principal Accounting Officer,
                                         and Chief Financial Officer