Form 10-Q
period 2011-10-31
IMPACT EXPLORATIONS INC.
filed 2011-12-13
CIK 1486315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of December 1, 2011

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended October 31, 2011, prepared by the company, immediately follow.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  October 31,        January 31,
                                                                     2011               2011
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 21,011           $ 30,683
  Deposit                                                                --             10,000
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                           21,011             40,683
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 21,011           $ 40,683
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $     --
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                          --                 --
                                                                   --------           --------
      TOTAL LIABILITIES                                                  --                 --
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,000,000 shares issued and outstanding
   as of October 31, 2011 and January 31, 2011                        6,000              6,000
  Additional paid-in capital                                         54,000             54,000
  Deficit accumulated during exploration stage                      (38,989)           (19,317)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                     21,011             40,683
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 21,011           $ 40,683
                                                                   ========           ========


                       See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                  January 6, 2010
                                       Three Months   Three Months    Nine Months    Nine Months    (inception)
                                          ended          ended          ended          ended          through
                                        October 31,    October 31,    October 31,    October 31,    October 31,
                                           2011           2010           2011           2010           2011
                                        ----------     ----------     ----------     ----------     ----------
REVENUES
  Revenues                              $       --     $       --     $       --     $       --     $       --
                                        ----------     ----------     ----------     ----------     ----------
TOTAL REVENUES                                  --             --             --             --             --

EXPENSES
  General and Administrative                   990            332          3,373          3,980          9,389
  Mineral Exploration Expense                   --             --         10,000          4,000         14,000
  Professional Fees                          1,600          1,500          6,300          7,700         15,600
                                        ----------     ----------     ----------     ----------     ----------
TOTAL EXPENSES                               2,590          1,832         19,673         15,680         38,989
                                        ----------     ----------     ----------     ----------     ----------

NET INCOME (LOSS)                       $   (2,590)    $   (1,832)    $  (19,673)    $  (15,680)    $  (38,989)
                                        ==========     ==========     ==========     ==========     ==========

BASIC EARNING (LOSS) PER SHARE          $     0.00     $     0.00     $     0.00     $     0.01
                                        ==========     ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               6,000,000      3,000,000      6,000,000      3,000,000
                                        ==========     ==========     ==========     ==========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         January 6, 2010
                                                                     Nine Months        Nine Months        (inception)
                                                                       ended              ended              through
                                                                     October 31,        October 31,        October 31,
                                                                        2011               2010               2011
                                                                      --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $(19,673)          $(15,680)          $(38,989)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
   Deposit                                                              10,000            (10,000)                --
   Accounts Payable                                                          0               (550)               590
                                                                      --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (9,673)           (26,230)           (38,399)
                                                                      --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --                 --                 --
                                                                      --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                  --             45,000             60,000
                                                                      --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              --             45,000             60,000
                                                                      --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (9,673)            18,770             21,601
CASH AT BEGINNING OF PERIOD                                             30,683             14,980                 --
                                                                      --------           --------           --------

CASH AT END OF PERIOD                                                 $ 21,011           $ 33,750           $ 21,601
                                                                      ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during period for:
    Interest                                                          $     --           $     --           $     --
                                                                      ========           ========           ========
    Income Taxes                                                      $     --           $     --           $     --
                                                                      ========           ========           ========


                       See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2011
--------------------------------------------------------------------------------

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

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2011
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The Company had limited operations during the period from January 6, 2010 (inception) to October 31, 2011 and generated a net loss of $38,989. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $21,011 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2011
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                          As of October 31, 2011
                                                          ----------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 38,989
       Other                                                           0
                                                                --------
     Gross deferred tax assets                                    13,256
     Valuation allowance                                         (13,256)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of October 31, 2011, the Company has a net operating loss carryforwards of approximately $38,989. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2011
--------------------------------------------------------------------------------

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

As of October 31, 2011 the Company had 6,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2011:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,000,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after October 31, 2011 up through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues since inception (January 6, 2010) and have incurred $38,989 in expenses through October 31, 2011.

For the three months ended October 31, 2011 we incurred $2,590 in expenses. These expenses consisted of $1,600 in professional fees and $990 in general and administrative expenses. For the same three month perioed ended October 31, 2010 we incurred $1,832 in expenses. These expenses consisted of $1,500 in professional fees and $332 in general and administrative expenses.

For the nine months ended October 31, 2011 we incurred $19,673 in expenses. These expenses consisted of $6,300 in professional fees, $3,373 in general and administrative expenses and $10,000 in exploration expenses. For the same nine month perioed ended October 31, 2010 we incurred $15,680 in expenses. These expenses consisted of $7,700 in professional fees, $3,980 in general and administrative expenses and $4,000 in mineral exploration expenses.

The following table provides selected financial data about our company for the period ended October 31, 2011.

     Balance Sheet Data:          10/31/11
     -------------------          --------
     Cash                         $ 21,011
     Total assets                 $ 21,011
     Total liabilities            $      0
     Shareholders' equity         $ 21,011

Cash provided by financing activities since inception through October 31, 2011 was $15,000 from the sale of 3,000,000 shares of common stock to our officer and director in January 2010 and on September 14, 2010 we issued a total of 3,000,000 shares of common stock to 26 unrelated shareholders for cash at $0.015 per share for a total of $45,000 pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2011 was $21,011, with no outstanding liabilities. Our plan of operation for the next twelve months is to continue our exploration efforts, either on our current claim or possibly on another mineral property if we are able to find one with better prospects than our current property. During the quarter ended April 30, 2011 we paid the geologist $10,000 to proceed with Phase 1 of the exploration program. In addition to the additional $14,000 we may spend for Phase 2 of the exploration program as outlined below, we anticipate spending an additional $7,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $21,000. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-165365, at the SEC website at www.sec.gov:

Exhibit No.                       Description
-----------                       -----------
3.1           Articles of Incorporation*
3.2           Bylaws*
31.1          Sec. 302 Certification of Principal Executive Officer
31.2          Sec. 302 Certification of Principal Financial Officer
32.1          Sec. 906 Certification of Principal Executive Officer
32.2          Sec. 906 Certification of Principal Financial Officer
101           Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 1, 2011                    Impact Explorations Inc., Registrant


                                    By: /s/ Jenny Brown
                                        ----------------------------------------
                                        Jenny Brown, President, Chief Executive
                                        Officer, Principal Accounting Officer,
                                        and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 1, 2011                    Impact Explorations Inc., Registrant


                                    By: /s/ Jenny Brown
                                        ----------------------------------------
                                        Jenny Brown, President, Chief Executive
                                        Officer, Principal Accounting Officer
                                        and Chief Financial Officer