Form 10-Q/A
period 2011-10-31
IMPACT EXPLORATIONS INC.
filed 2011-12-13
CIK 1486315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of December 13, 2011

ITEM 1. FINANCIAL STATEMENTS.

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
                                        ==========     ==========     ==========     ==========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         January 6, 2010
                                                                     Nine Months        Nine Months        (inception)
                                                                       ended              ended              through
                                                                     October 31,        October 31,        October 31,
                                                                        2011               2010               2011
                                                                      --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $(19,673)          $(15,680)          $(38,989)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
   Deposit                                                              10,000            (10,000)                --
   Accounts Payable                                                          0               (550)                --
                                                                      --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (9,673)           (26,230)           (38,989)
                                                                      --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --                 --                 --
                                                                      --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                  --             45,000             60,000
                                                                      --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              --             45,000             60,000
                                                                      --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (9,673)            18,770             21,601
CASH AT BEGINNING OF PERIOD                                             30,683             14,980                 --
                                                                      --------           --------           --------

CASH AT END OF PERIOD                                                 $ 21,011           $ 33,750           $ 21,601
                                                                      ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during period for:
    Interest                                                          $     --           $     --           $     --
                                                                      ========           ========           ========
    Income Taxes                                                      $     --           $     --           $     --
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

December 13, 2011                   Impact Explorations Inc., Registrant


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

December 13, 2011                   Impact Explorations Inc., Registrant


                                    By: /s/ Jenny Brown
                                        ----------------------------------------
                                        Jenny Brown, President, Chief Executive
                                        Officer, Principal Accounting Officer
                                        and Chief Financial Officer