Form 10-K
period 2012-01-31
IMPACT EXPLORATIONS INC.
filed 2012-04-27
CIK 1486315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2012

                        Commission file number 000-54666

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 23, 2012, the registrant had 6,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of April 27, 2012.

                            IMPACT EXPLORATIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                        5
Item 2.  Properties                                                          7
Item 3.  Legal Proceedings                                                   7
Item 4.  [Removed and Reserved]                                              7

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   8
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10
Item 8.  Financial Statements and Supplementary Data                        12
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           21
Item 9A. Controls and Procedures                                            21

                                    Part III

Item 10. Directors and Executive Officers                                   23
Item 11. Executive Compensation                                             24
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    26
Item 13. Certain Relationships and Related Transactions                     26
Item 14. Principal Accounting Fees and Services                             26

                                     Part IV

Item 15. Exhibits                                                           27

Signatures                                                                  27

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

Our financial statements from inception (January 6, 2010) through the year ended January 31, 2012 report no revenues and a net loss of $41,979. Our independent auditor has issued an audit opinion for Impact Explorations Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

On March 1, 2011 our shares were approved for trading on the OTCBB under the symbol "IXPL". There is currently no active trading market for our securities.

GENERAL INFORMATION

We paid the geologist $10,000 for Phase 1 of the exploration program on our original property, the Met 1. On April 12, 2011 we received his report on his findings. After reviewing the report Management decided to abandon the claim and is currently pursuing additional exploration assets.

There is no guarantee we will be able to find another resource property with our remaining funds and if we do the property may not contain any reserves and funds that we spend on exploration will be lost. Even if we complete an exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring the claim to production.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from any mineral property on which we conduct exploration activities as we always hold all interest and rights to the claim. Readily available commodities markets exist in Canada, the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any minerals that we are able to recover.

In the future we may be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend any exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the state, province or country in which we carry out exploration activities.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $4,000 for the geology report and staking of the Met 1 claim.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2010 and have only recently started our exploration activities. We have not, to date, realized any revenues. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss was $41,979 from inception to January 31, 2012. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and are not aware of any pending or potential actions.

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

HOLDERS

As of January 31, 2012, we have 6,000,000 Shares of $0.001 par value common stock issued and outstanding held by 27 shareholders of record.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary for years ending January 31, 2012 and 2011

                                                    Year Ended January 31,
                                                 2012                    2011
                                               --------                --------

Revenue                                        $    Nil                $    Nil
Operating Expenses                             $ 22,662                $ 18,507
Net Loss                                       $ 22,662                $ 18,507


EXPENSES

Our operating expenses for the years ended January 31, 2012 and 2011 are outlined in the table below:

                                                    Year Ended January 31,
                                                 2012                    2011
                                               --------                --------

General and administrative                     $  4,762                $  5,207
Professional fees                              $ 10,000                $  9,300
Mineral Exploration Expense                    $  7,900                $  4,000

REVENUE

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

EQUITY COMPENSATION

We currently do not have any stock option or equity compensation plans or arrangements.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                          At              At         Percentage
                                      January 31,     January 31,     Increase/
                                         2012            2011         Decrease
                                       --------        --------       --------

Current Assets                         $ 20,461        $ 40,683         -51%
Current Liabilities                    $  2,440        $      0         +100%
Working Capital (deficit)              $ 18,021        $ 40,683         -55%

CASH FLOWS

                                                      Year Ended     Year Ended
                                                      January 31,    January 31,
                                                         2012           2011
                                                       --------       --------

Net Cash Used in Operating Activities                  $(10,222)      $(29,297)
Net Cash Provided by Investing Activities              $      0       $      0
Net Cash Provided by Financing Activities              $      0       $ 45,000
INCREASE (DECREASE) IN CASH DURING THE YEAR            $(10,222)      $ 15,703

We have generated no revenue since inception and have incurred $74,979 in expenses through January 31, 2012. We had a net loss of $22,662 and $18,507 for the years ended January 31, 2012 and 2011, respectively. These expenses consisted of professional fees, administrative expenses and exploration expenses.

Our cash in the bank at January 31, 2012 was $20,461, with $2,440 in outstanding liabilities. Cash provided by financing activities since inception is as follows:

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

PLAN OF OPERATION

We are now investigating other properties on which exploration could be conducted and other business opportunities to enhance shareholder value. If we are unable to find another property or business opportunity, our shareholders will lose some or all of their investment and our business will likely fail.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                              316 17TH AVENUE SOUTH
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Impact Explorations Inc.

I have audited the accompanying balance sheets of Impact Explorations Inc. (An Exploration Stage Company) as of January 31, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for the years ended January 31, 2012 and 2011 and for the period from January 6, 2010 (inception), to January 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Impact Explorations Inc., (An Exploration Stage Company) as of January 31, 2012 and 2011, and the results of its operations and cash flows for the years ended January 31, 2012 and 2011 and the period from January 6, 2010 (inception), to January 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart
-------------------------------
Seattle, Washington
April 5, 2012

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                         January 31,        January 31,
                                                                            2012               2011
                                                                          --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $ 20,461           $ 30,683
  Deposits                                                                      --             10,000
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                        20,461             40,683
                                                                          --------           --------

      TOTAL ASSETS                                                        $ 20,461           $ 40,683
                                                                          ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                        $  2,440           $     --
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                    2,440                 --
                                                                          --------           --------

      TOTAL LIABILITIES                                                      2,440                 --
                                                                          --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   6,000,000 and 3,000,000 shares issued and outstanding
   as of January 31, 2012 and January 31, 2011                               6,000              6,000
  Additional paid-in capital                                                54,000             54,000
  Deficit accumulated during exploration stage                             (41,979)           (19,317)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                  18,021             40,683
                                                                          --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                            $ 20,461           $ 40,683
                                                                          ========           ========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                               January 6, 2010
                                                                                 (inception)
                                        Year ended           Year ended            through
                                        January 31,          January 31,          January 31,
                                           2012                 2011                 2012
                                        ----------           ----------           ----------
REVENUES
  Revenues                              $       --           $       --           $       --
                                        ----------           ----------           ----------
TOTAL REVENUES                                  --                   --                   --

EXPENSES
  General and Administrative                 4,762                5,207               10,779
  Mineral Exploration Expense               10,000                4,000               14,000
  Professional Fees                          7,900                9,300               17,200
                                        ----------           ----------           ----------
TOTAL EXPENSES                              22,662               18,507               41,979
                                        ----------           ----------           ----------

NET INCOME (LOSS)                       $  (22,662)          $  (18,507)          $  (41,979)
                                        ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE          $     0.00           $     0.00
                                        ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               6,000,000            4,150,685
                                        ==========           ==========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
            From January 6, 2010 (Inception) through January 31, 2012
--------------------------------------------------------------------------------

                                                                                            Deficit
                                                                                          Accumulated
                                                                 Common     Additional      During
                                                   Common        Stock       Paid-in      Exploration
                                                   Stock         Amount      Capital         Stage        Total
                                                   -----         ------      -------         -----        -----
BALANCE, JANUARY 6, 2010                               --       $    --     $     --      $      --      $     --

Stock issued for cash on January 6, 2010
 @ $0.005 per share                             3,000,000         3,000       12,000                       15,000

Net loss, January 31, 2010                                                                     (810)         (810)
                                               ----------       -------     --------      ---------      --------

BALANCE, JANUARY 31, 2010                       3,000,000       $ 3,000     $ 12,000      $    (810)     $ 14,190
                                               ==========       =======     ========      =========      ========

Stock issued for cash on September 14, 2010
 @ $0.015 per share                             3,000,000         3,000       42,000                       45,000

Net loss, January 31, 2011                                                                  (18,507)      (18,507)
                                               ----------       -------     --------      ---------      --------

BALANCE, JANUARY 31, 2011                       6,000,000       $ 6,000     $ 54,000      $ (19,317)     $ 40,683
                                               ==========       =======     ========      =========      ========

Net loss, January 31, 2012                                                                  (22,662)      (22,662)
                                               ----------       -------     --------      ---------      --------

BALANCE, JANUARY 31, 2012                       6,000,000       $ 6,000     $ 54,000      $ (41,979)     $ 18,021
                                               ==========       =======     ========      =========      ========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      January 6, 2010
                                                                                                        (inception)
                                                                  Year ended         Year ended           through
                                                                  January 31,        January 31,        January 31,
                                                                     2012               2011               2012
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(22,662)          $(18,507)          $(41,979)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                         10,000            (10,000)                --
    Accounts Payable                                                  2,440               (790)             2,440
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (10,222)           (29,297)           (39,539)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --             45,000             60,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --             45,000             60,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (10,222)            15,703             20,461

CASH AT BEGINNING OF PERIOD                                          30,683             14,980                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $ 20,461           $ 30,683           $ 20,461
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

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

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The Company had limited operations during the period from January 6, 2010 (inception) to January 31, 2012 and generated a net loss of $41,979. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management does not believe that the company's current cash of $20,461 is sufficient to cover the expenses they will incur during the next twelve months.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                          As of January 31, 2012
                                                          ----------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 41,979
       Other                                                            0
                                                                 --------
     Gross deferred tax assets                                     14,273
     Valuation allowance                                          (14,273)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of January 31, 2012, the Company has a net operating loss carryforwards of approximately $41,979. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2012
--------------------------------------------------------------------------------

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

As of January 31, 2012 the Company had 6,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2012:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,000,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after January 31, 2012 up through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The officer and director of Impact Explorations, whose one year terms will expire 1/31/13, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address        Age      Position      Date First Elected     Term Expires
--------------        ---      --------      ------------------     ------------

Jenny Brown           25       President,         1/6/10               1/31/13
78 York Street                 Secretary,
London, England                Treasurer,
W1H 1DP                        CFO, CEO &
                               Director

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

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Jenny Brown,    2012     0         0           0            0          0            0             0         0
President,      2011     0         0           0            0          0            0             0         0
CFO & CEO       2010     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $7,900, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended January 31, 2012.

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

April 27, 2012                        Impact Explorations Inc., Registrant


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

April 27, 2012                        Impact Explorations Inc., Registrant


                                      By: /s/ Jenny Brown
                                         ---------------------------------------
                                         Jenny Brown, President, Chief Executive
                                         Officer, Principal Accounting Officer,
                                         and Chief Financial Officer