Form 10-Q
period 2012-04-30
IMPACT EXPLORATIONS INC.
filed 2012-06-14
CIK 1486315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of June 14, 2012

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended April 30, 2012, prepared by the company, immediately follow.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                  As of                As of
                                                             April 30, 2012       January 31, 2012
                                                             --------------       ----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                          $  2,387              $ 20,461
                                                                --------              --------
TOTAL CURRENT ASSETS                                               2,387                20,461
                                                                --------              --------

      TOTAL ASSETS                                              $  2,387              $ 20,461
                                                                ========              ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                              $  4,180              $  2,440
                                                                --------              --------
TOTAL CURRENT LIABILITIES                                          4,180                 2,440
                                                                --------              --------

      TOTAL LIABILITIES                                            4,180                 2,440
                                                                --------              --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,000,000 shares issued and outstanding
    as of April 30, 2012 and January 31, 2012                      6,000                 6,000
  Additional paid-in capital                                      54,000                54,000
  Deficit accumulated during exploration stage                   (61,793)              (41,979)
                                                                --------              --------
TOTAL STOCKHOLDERS' EQUITY                                        (1,793)               18,021
                                                                --------              --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $  2,387              $ 20,461
                                                                ========              ========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                January 6, 2010
                                       Three Months         Three Months          (inception)
                                          ended                ended                through
                                      April 30, 2012       April 30, 2011       April 30, 2012
                                      --------------       --------------       --------------
REVENUES
  Revenues                              $       --           $       --           $       --
                                        ----------           ----------           ----------
TOTAL REVENUES                                  --                   --                   --

EXPENSES
  General and Administrative                16,715                1,892               27,493
  Mineral Exploration Expense                   --               10,000               14,000
  Professional Fees                          3,100                3,100               20,300
                                        ----------           ----------           ----------
TOTAL EXPENSES                              19,815               14,992               61,793
                                        ----------           ----------           ----------

NET INCOME (LOSS)                       $  (19,815)          $  (14,992)          $  (61,793)
                                        ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE          $     0.00           $     0.00
                                        ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               6,000,000            3,000,000
                                        ==========           ==========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      January 6, 2010
                                                                Three Months        Three Months        (inception)
                                                                   ended               ended              through
                                                               April 30, 2012      April 30, 2011     April 30, 2012
                                                               --------------      --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(19,815)           $(14,992)          $(61,793)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposit                                                             --              10,000                 --
    Accounts Payable                                                 1,740                 630              4,180
                                                                  --------            --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (18,075)             (4,362)           (57,613)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                  --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                  --             60,000
                                                                  --------            --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                  --             60,000
                                                                  --------            --------           --------

NET INCREASE (DECREASE) IN CASH                                    (18,075)             (4,362)             2,387

CASH AT BEGINNING OF PERIOD                                         20,461              30,683                 --
                                                                  --------            --------           --------

CASH AT END OF YEAR                                               $  2,387            $ 26,321           $  2,387
                                                                  ========            ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --            $     --           $     --
                                                                  ========            ========           ========

  Income Taxes                                                    $     --            $     --           $     --
                                                                  ========            ========           ========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2012
--------------------------------------------------------------------------------

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

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2012
--------------------------------------------------------------------------------

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

NOTE 3. GOING CONCERN

The  accompanying  financial  statements are presented on a going concern basis.
The Company had limited operations during the period from January 6, 2010 (inception) to October 31, 2011 and generated a net loss of $61,793. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's current cash of $2,387 is insufficient to cover the expenses they will incur during the next twelve months.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2012
--------------------------------------------------------------------------------

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

NOTE 6. INCOME TAXES

                                                            As of April 30, 2012
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                            $ 61,793
       Other                                                             0
                                                                  --------
     Gross deferred tax assets                                      21,010
     Valuation allowance                                           (21,010)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 7. NET OPERATING LOSSES

As of April 30, 2012, the Company has a net operating loss carryforwards of approximately $61,793. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 April 30, 2012
--------------------------------------------------------------------------------

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

As of April 30, 2012 the Company had 6,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2012:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,000,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after April 30, 2012 up through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues since inception (January 6, 2010) and have incurred $61,793 in expenses through April 30, 2012.

For the three months ended April 30, 2012 we incurred $19,815 in expenses. These expenses consisted of $3,100 in professional fees and $16,715 in general and administrative expenses. For the same three month perioed ended April 30, 2011 we incurred $14,992 in expenses. These expenses consisted of $3.100 in professional fees, $1,892 in general and administrative expenses and $10,000 in exploration expenses.

The following table provides selected financial data about our company for the period ended April 30, 2012.

                     Balance Sheet Data:           4/30/12
                     -------------------           -------

                     Cash                          $ 2,387
                     Total assets                  $ 2,387
                     Total liabilities             $ 4,180
                     Shareholders' equity          $(1,793)

Cash provided by financing activities since inception through April 30, 2012 was $15,000 from the sale of 3,000,000 shares of common stock to our officer and director in January 2010 and on September 14, 2010 we issued a total of 3,000,000 shares of common stock to 26 unrelated shareholders for cash at $0.015 per share for a total of $45,000 pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2012 was $2,387, with $4,180 in outstanding liabilities. Our plan of operation for the next twelve months is to continue our exploration efforts, either on our current claim or possibly on another mineral property if we are able to find one with better prospects than our current property. During the quarter ended April 30, 2011 we paid the geologist $10,000 to proceed with Phase 1 of the exploration program. In addition to the additional $14,000 we may spend for Phase 2 of the exploration program as outlined below, we anticipate spending an additional $7,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $21,000 if we proceed with Phase 2. We are an exploration stage company and have generated no revenue to date.

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

If we decide to move on to Phase 2 of the exploration program on our current claim, this would be done during the summer of 2012. The estimated cost of this program is $14,000 and will take approximately 3 weeks to complete and an additional two to three months for the consulting geologist to receive the results from the assay lab and prepare his report. We have a verbal agreement with James McLeod, the consulting geologist who prepared the geology report on our claim, to retain his services for Phase 2 of the exploration program. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the exploration program if we find mineralization.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

                           PART II. OTHER INFORMATION

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

June 14, 2012                       Impact Explorations Inc., Registrant


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

June 14, 2012                       Impact Explorations Inc., Registrant


                                    By: /s/ Jenny Brown
                                        ----------------------------------------
                                        Jenny Brown, President, Chief Executive
                                        Officer, Principal Accounting Officer
                                        and Chief Financial Officer