Form 10-Q
period 2012-07-31
IMPACT EXPLORATIONS INC.
filed 2012-09-14
CIK 1486315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares as of September 14, 2012

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended July 31, 2012, prepared by the company, immediately follow.

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------


                                                                     As of                As of
                                                                 July 31, 2012       January 31, 2012
                                                                 -------------       ----------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    432              $ 20,461
  Deposit                                                                --                    --
                                                                   --------              --------
TOTAL CURRENT ASSETS                                                    432                20,461
                                                                   --------              --------

      TOTAL ASSETS                                                 $    432              $ 20,461
                                                                   ========              ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  5,080              $  2,440
                                                                   --------              --------
TOTAL CURRENT LIABILITIES                                             5,080                 2,440
                                                                   --------              --------

      TOTAL LIABILITIES                                               5,080                 2,440
                                                                   --------              --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 6,000,000 shares issued and outstanding
   as of July 31, 2012 and January 31, 2012                           6,000                 6,000
  Additional paid-in capital                                         54,000                54,000
  Deficit accumulated during exploration stage                      (64,648)              (41,979)
                                                                   --------              --------
TOTAL STOCKHOLDERS' EQUITY                                           (4,648)               18,021
                                                                   --------              --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    432              $ 20,461
                                                                   ========              ========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                     January 6, 2010
                                   Three Months     Three Months      Six Months       Six Months      (inception)
                                      ended            ended            ended            ended           through
                                  July 31, 2012    July 31, 2011    July 31, 2012    July 31, 2011    July 31, 2012
                                  -------------    -------------    -------------    -------------    -------------
REVENUES
  Revenues                         $       --       $       --       $       --       $       --       $       --
                                   ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                             --               --               --               --               --

EXPENSES
  General and Administrative              955              491           17,670            2,383           28,448
  Mineral Exploration Expense              --               --               --           10,000           14,000
  Professional Fees                     1,900            1,600            5,000            4,700           22,200
                                   ----------       ----------       ----------       ----------       ----------
TOTAL EXPENSES                          2,855            2,091           22,670           17,083           64,648
                                   ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                  $   (2,855)      $   (2,091)      $  (22,670)      $  (17,083)      $  (64,648)
                                   ==========       ==========       ==========       ==========       ==========

BASIC EARNING (LOSS) PER SHARE     $     0.00       $     0.00       $     0.00       $     0.00
                                   ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          6,000,000        6,000,000        6,000,000        6,000,000
                                   ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                      January 6, 2010
                                                                   Six Months         Six Months        (inception)
                                                                     ended              ended             through
                                                                 July 31, 2012      July 31, 2011      July 31, 2012
                                                                 -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(22,670)          $(17,083)          $(64,648)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposit                                                              --             10,000                 --
    Accounts Payable                                                  2,640                590              5,080
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (20,030)            (6,493)           (59,568)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --             60,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             60,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (20,030)            (6,493)               432

CASH AT BEGINNING OF PERIOD                                          20,461             30,683                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $    432           $ 24,191           $    432
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                        See Notes to Financial Statements

                            IMPACT EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2012
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Impact Explorations Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Impact Explorations' Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted. It is management's opinion that all adjustments necessary for a fair statement of the results of the interim periods have been made, and all adjustments are of a normal recurring nature.

NOTE 2. GOING CONCERN

As of July 31, 2012, Impact Explorations has not generated revenues and has accumulated losses since inception. The continuation of Impact Explorations as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Impact Explorations' ability to continue as a going concern.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues since inception (January 6, 2010) and have incurred $64,648 in expenses through July 31, 2012.

For the three months ended July 31, 2012 we incurred $2,855 in expenses. These expenses consisted of $1,900 in professional fees and $955 in general and administrative expenses. For the same three month period ended July 31, 2011 we incurred $2,091 in expenses. These expenses consisted of $1,600 in professional fees and $491 in general and administrative expenses.

For the six months ended July 31, 2012 we incurred $22,670 in expenses. These expenses consisted of $5,000 in professional fees and $17,670 in general and administrative expenses. For the same six month period ended July 31, 2011 we incurred $17,083 in expenses. These expenses consisted of $4,700 in professional fees, $2,383 in general and administrative expenses and $10,000 in exploration expenses.

The following table provides selected financial data about our company for the period ended July 31, 2012.

                     Balance Sheet Data:           7/31/12
                     -------------------           -------

                     Cash                          $   432
                     Total assets                  $   432
                     Total liabilities             $ 5,080
                     Shareholders' equity          $(4,648)

Cash provided by financing activities since inception through July 31, 2012 was $15,000 from the sale of 3,000,000 shares of common stock to our officer and director in January 2010 and on September 14, 2010 we issued a total of 3,000,000 shares of common stock to 26 unrelated shareholders for cash at $0.015 per share for a total of $45,000 pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2012 was $432, with $5,080 in outstanding liabilities. Our plan of operation for the next twelve months is to continue our exploration efforts, either on our current claim or possibly on another mineral property if we are able to find one with better prospects than our current property. During the quarter ended April, 2011 we paid the geologist $10,000 to proceed with Phase 1 of the exploration program. In addition to the additional $14,000 we may spend for Phase 2 of the exploration program as outlined below, we anticipate spending an additional $7,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $21,000 if we proceed with Phase 2. We are an exploration stage company and have generated no revenue to date.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

                           PART II. OTHER INFORMATION

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

September 14, 2012          Impact Explorations Inc., Registrant


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

September 14, 2012          Impact Explorations Inc., Registrant


                            By: /s/ Jenny Brown
                                ------------------------------------------------
                                Jenny Brown, President, Chief Executive Officer, Principal Accounting Officer, and
                                Chief Financial Officer