Form 10-Q
period 2012-10-31
Americas Diamond Corp.
filed 2012-12-21
CIK 1486315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

                        Commission file number 000-54666


                             AMERICAS DIAMOND CORP.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                2nd Floor, Berkeley Square House, Berkley Square
                         London, United Kingdom W1J 6BD
          (Address of principal executive offices, including zip code)

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

                                 78 York Street
                             London W1H 1DP England
       (Former address of principal executive offices, including zip code)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,000,000 shares as of December 21, 2012

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended October 31, 2012, prepared by the company, immediately follow.

                             AMERICAS DIAMOND CORP.
                        (f/k/a IMPACT EXPLORATIONS INC.)
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  October 31,        January 31,
                                                                     2012               2012
                                                                   --------           --------
                                                                  (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  4,542           $ 20,461
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  4,542             20,461
                                                                   --------           --------

      TOTAL ASSETS                                                 $  4,542           $ 20,461
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $ 11,660           $  2,440
  Accounts Payable - Related Party                                    9,263                 --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                            20,923              2,440
                                                                   --------           --------
TOTAL LIABILITIES                                                    20,923              2,440
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 375,000,000 shares
   authorized; 30,000,000 shares issued and outstanding
   as ofOctober 31, 2012 and January 31, 2012                        30,000             30,000
  Additional paid-in capital                                         30,000             30,000
  Deficit accumulated during exploration stage                      (76,381)           (41,979)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                          (16,381)            18,021
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  4,542           $ 20,461
                                                                   ========           ========


                        See Notes to Financial Statements

                             AMERICAS DIAMOND CORP.
                        (f/k/a IMPACT EXPLORATIONS INC.)
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                          January 6, 2010
                                        Three Months     Three Months      Nine Months      Nine Months     (inception)
                                           ended            ended            ended            ended           through
                                         October 31,      October 31,      October 31,      October 31,      October 31,
                                            2012             2011             2012             2011             2012
                                        ------------     ------------     ------------     ------------     ------------
REVENUES
  Revenues                              $         --     $         --     $         --     $         --     $         --
                                        ------------     ------------     ------------     ------------     ------------
TOTAL REVENUES                                    --               --               --               --               --

EXPENSES
  General and Administrative                   3,963              990           21,632            3,373           32,411
  Mineral Exploration Expense                     --               --               --           10,000           14,000
  Professional Fees                            7,770            1,600           12,770            6,300           29,970
                                        ------------     ------------     ------------     ------------     ------------
TOTAL EXPENSES                                11,733            2,590           34,403           19,673           76,381
                                        ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS)                       $    (11,733)    $     (2,590)    $    (34,403)    $    (19,673)    $    (76,381)
                                        ============     ============     ============     ============     ============

BASIC EARNING (LOSS) PER SHARE          $       0.00     $       0.00     $       0.00     $       0.00
                                        ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                30,000,000       30,000,000       30,000,000       30,000,000
                                        ============     ============     ============     ============


                        See Notes to Financial Statements

                             AMERICAS DIAMOND CORP.
                        (f/k/a IMPACT EXPLORATIONS INC.)
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          January 6, 2010
                                                                       Nine Months        Nine Months       (inception)
                                                                         ended              ended             through
                                                                       October 31,        October 31,        October 31,
                                                                          2012               2011               2012
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $(34,403)          $(19,673)          $(76,381)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Deposit                                                                   --             10,000                 --
    Accounts Payable                                                       9,220                 --             11,660
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (25,182)            (9,673)           (64,721)

CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Payable - Related Party                                             9,263                 --              9,263
  Issuance of common stock                                                    --                 --             60,000
                                                                        --------           --------           --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             9,263                 --             69,263
                                                                        --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (15,920)            (9,673)             4,542
CASH AT BEGINNING OF PERIOD                                               20,461             30,683                 --
                                                                        --------           --------           --------

CASH AT END OF PERIOD                                                   $  4,542           $ 21,011           $  4,542
                                                                        ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========
  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========


                        See Notes to Financial Statements

                             AMERICAS DIAMOND CORP.
                        (f/k/a IMPACT EXPLORATIONS INC.)
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2012
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Americas Diamond Corp. (f/k/a Impact Explorations Inc.), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Impact Explorations' Form 10-K filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted. It is management's opinion that all adjustments necessary for a fair statement of the results of the interim periods have been made, and all adjustments are of a normal recurring nature.

NOTE 2. GOING CONCERN

As of October 31, 2012, Americas Diamond has not generated revenues and has accumulated losses since inception. The continuation of Americas Diamond as a going concern is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Americas Diamond's ability to continue as a going concern.

NOTE 3. LOAN PAYABLE - RELATED PARTY

As of October 31, 2012, there is a loan payable due to Jenny Brown for $9,263, that is non-interest bearing, unsecured and with no specific repayment terms.

NOTE 4. STOCK TRANSACTIONS

On October 15, 2012 the Company effected a 5 for 1 forward split of its issued and outstanding share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for five post-split shares of common stock. The Company's post-split authorized capital is now 375,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

As of October 31, 2012 the Company had 30,000,000 shares of common stock issued and outstanding.

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

THE COMPANY

On September 14, 2012 Jenny Brown resigned as our President and Chief Executive Officer. As a result, concurrent to Ms. Brown's resignation, we appointed Daniel Martinez, as President, Chief Executive Officer and as a Director of our company.

Our Board of Directors is now comprised of Jenny Brown and Daniel Martinez.

On October 8, 2012, we filed Articles of Merger with the Nevada Secretary of State to change our name from "Impact Explorations Inc." to "Americas Diamond Corp.", to be effected by way of a merger with its wholly-owned subsidiary Americas Diamond Corp., which was created solely for the name change.

Also on October 8, 2012, we filed a Certificate of Change with the Nevada Secretary of State to give effect to a forward split of our authorized, issued and outstanding shares of common stock on a five (5) new for one (1) old basis and, consequently, our authorized capital shall increase from 75,000,000 to 375,000,000 shares of common stock and our issued and outstanding shares of common stock shall increase from 6,000,000 to 30,000,000, all with a par value of $0.001.

Effective October 15, 2012, in accordance with approval from the Financial Industry Regulatory Authority ("FINRA"), we changed our name from Impact Explorations Inc. to Americas Gold Corp. and effected a forward split of our authorized, issued and outstanding shares of common stock on a five (5) new for one (1) old basis, such that, our authorized capital increased from 75,000,000 to 375,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 6,000,000 to 30,000,000, all with a par value of $0.001.

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues since inception (January 6, 2010) and have incurred $76,381 in expenses through October 31, 2012.

For the three months ended October 31, 2012 we incurred $11,733 in expenses. These expenses consisted of $7,700 in professional fees and $3,963 in general and administrative expenses. For the same three month period ended October 31, 2011 we incurred $2,590 in expenses. These expenses consisted of $1,600 in professional fees and $990 in general and administrative expenses.

For the nine months ended October 31, 2012 we incurred $34,403 in expenses. These expenses consisted of $12,770 in professional fees and $21,632 in general and administrative expenses. For the same nine month period ended October 31, 2011 we incurred $19,673 in expenses. These expenses consisted of $6,300 in professional fees, $3,373 in general and administrative expenses and $10,000 in exploration expenses.

The following table provides selected financial data about our company for the period ended October 31, 2012.

                    Balance Sheet Data:           10/31/12
                    -------------------           --------
                    Cash                          $  4,542
                    Total assets                  $  4,542
                    Total liabilities             $ 20,923
                    Shareholders' equity          $(16,381)

Cash provided by financing activities since inception through October 31, 2012 was $15,000 from the sale of 3,000,000 shares of common stock to our officer and director in January 2010 and on September 14, 2010 we issued a total of 3,000,000 shares of common stock to 26 unrelated shareholders for cash at $0.015 per share for a total of $45,000 pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2012 was $4,542, with $20,923 in outstanding liabilities. Our plan of operation for the next twelve months is to continue our exploration efforts, either on our current claim or possibly on another mineral property if we are able to find one with better prospects than our current property. During the quarter ended April, 2011 we paid the geologist $10,000 to proceed with Phase 1 of the exploration program. In addition to the additional $14,000 we may spend for Phase 2 of the exploration program as outlined below, we anticipate spending an additional $7,000 on professional fees, including fees payable in connection with complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $21,000 if we proceed with Phase 2. We are an exploration stage company and have generated no revenue to date.

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

PHASE 1

Prospecting, mapping and grid controlled soil
 geochemistry                                               $ 10,000 (completed)

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Effective November 27, 2012, our stock symbol changed from "IXPL" to "ADMC" to better reflect the new name of our company. The symbol change became effective with the Over-the-Counter Bulletin Board at the opening of trading on November 27, 2012.

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

December 21, 2012                     Americas Diamond Corp., Registrant


                                      By: /s/ Daniel Martinez
                                          --------------------------------------
                                          Daniel Martinez, President and
                                          Chief Executive Officer,
                                          Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 21, 2012                     Americas Diamond Corp., Registrant


                                      By: /s/ Daniel Martinez
                                          --------------------------------------
                                          Daniel Martinez, President and
                                          Chief Executive Officer,
                                          Chief Financial and Accounting Officer