Form 10-K
period 2013-01-31
Americas Diamond Corp.
filed 2013-05-16
CIK 1486315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]

Commission file number	000-54666

AMERICAS DIAMOND CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-1614533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2nd Floor, Berkeley Square House, Berkeley Square London, United Kingdom	W1J 6BD
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+44 207 887 6189

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2012 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
31,891,630 common shares as of May 16, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ADMC SEC form 10K  January 31, 2013                                                                                                        Page 2 of 43

AMERICAS DIAMOND CORP.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 3 of 43

PART I

Item 1.

Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Americas Diamond Corp., unless otherwise indicated.

Company Information

Our company was incorporated in the State of Nevada on January 6, 2010 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues or operating history. Our principal executive offices are located at 2nd Floor, Berkeley Square House, Berkeley Square London, United Kingdom, W1J 6BD. Our telephone number is +44 207 887 6189.

On September 14, 2010 we issued a total of 3,000,000 shares of common stock to 26 unrelated shareholders for cash at $0.015 per share for a total of $45,000 pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission.

Effective October 15, 2012, in accordance with approval from the Financial Industry Regulatory Authority ("FINRA"), we changed our name from Impact Explorations Inc. to Americas Diamond Corp. by way of a merger with our wholly-owned subsidiary Americas Diamond Corp., which was created solely for the name change and effected a forward split of our authorized, issued and outstanding shares of common stock on a 5 new for 1 old basis, such that, our authorized capital increased from 75,000,000 to 375,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 6,000,000 to 30,000,000, all with a par value of $0.001.

Effective November 27, 2012, our stock symbol changed from "IXPL" to "ADMC" to better reflect the new name of our company. The symbol change became effective with the Over-the-Counter Bulletin Board at the opening of trading on November 27, 2012.  Our CUSIP number is 03063Y103.

Our Current Business

We are an exploration stage company. On April 12, 2011 we received a geologists report on our Met 1 property. After reviewing the report management decided to abandon the claim and is currently pursuing additional exploration assets and were successful in acquiring SUDAM which holds rights to Natal I and Natal II and a diamond processing plant.

There is no guarantee we will be able to find another resource property with our remaining funds and if we do the property may not contain any reserves and funds that we spend on exploration will be lost. Even if we complete an exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring the claim to production.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 4 of 43

Effective January 23, 2013, our company entered into an employment agreement with Thomas L. Crom, III, whereby Mr. Crom has agreed to perform services as chief financial officer, secretary, treasurer and director of our company on a continuing basis.  As compensation, we have agreed to pay Mr. Crom an initial salary of US$6,000 per month and to issue 30,000 shares of our company's common stock per month, for an aggregate of 90,000 shares per quarter, within the initial term.  As a signing bonus, our company has agreed to issue 25,000 shares of our common stock to Mr. Crom.

Also effective January 23, 2013, we entered into a share issuance agreement with Asia Pacific Capital Ltd., whereby Asia Pacific shall make available up to $3,200,000 by way of advances until the completion date of January 22, 2015 in accordance with the terms of the share issuance agreement.  The completion date may be extended for an additional term of up to twelve months at the option of our company or Asia Pacific upon written notice on or before the completion date in accordance with the notice provisions of the share issuance agreement.

Upon receipt of an advance from Asia Pacific, our company will issue to Asia Pacific, within 15 banking days following the date of the receipt, units at a price equal 95% of the average closing price of our company's common stock, for the 10 banking days immediately preceding the date of the advance, as quoted on Google Finance, or other source of stock quotes as agreed by the parties.  Each unit shall consist of one share of our company's common stock and one share purchase warrant.  Each warrant shall entitle Asia Pacific to purchase one additional share of our company's common stock at an exercise price equal to 110% of the unit price at which the unit containing the warrant being exercised was issued, for a period of two years from the date such warrant is issued.

Effective February 25, 2013, we entered into a stock purchase agreement among SUDAM Diamonds Ltd. and Daniel Martinez, our president and director, pursuant to which our company proposes to acquire 100% of the outstanding capital stock of SUDAM in consideration of the issuance of an aggregate of 1,221,695 shares of our common stock, in addition to the assumption of SUDAM's obligations pursuant to a letter of agreement dated January 16, 2013 with Kansai Mining Corporation, a British Columbia, Canada corporation.  Subject to closing of the stock purchase agreement SUDAM shall become a wholly owned subsidiary of our company. Upon closing, 250,000 of the 1,221,695 common shares will be issued to Kansai, with the balance being issued to various creditors of SUDAM. These shares have been issued.

Pursuant to the Kansai Agreement, SUDAM holds an option to purchase from Kansai a 3-stage diamond recovery plant and related equipment located in Venezuela, as well as 100% interest in Compania Minera Adamantine CA ("CMA"), a Venezuelan company which presently holds two Venezuelan diamond concessions, Natal I and Natal II.  The option to purchase the recovery plant and equipment may be exercised by making aggregate cash payments of $1,735,000 within a 24 month period beginning March 23, 2012 with interest accruing on the purchase price at 6% per annum.  SUDAM holds title to the assets pending satisfaction of the purchase price, however ownership of the assets and any of our common shares issued to Kansai shall be forfeited to Kansai in full if any installment of the purchase price remains in arrears for over 30 days following a notice of default.  Late payments shall accrue interest at 18% per annum.  Approximately $350,000 of the purchase price has been satisfied by SUDAM as of the date of this report. As of January 31,2013 payments to Kansai as well as the obligation for CMA have not been met however the Company has not received a default notice from Kansai and the Company is attempting to renegotiate those terms.

The option to purchase CMA from Kansai may be exercised by delivering to Kansai $13,000,000 payable in shares of our common stock valued at the lower of either $1 per share or, if a public market for our common shares develops, at the 5 days volume weighted average price.  50% of the purchase price shall be payable upon receipt of production permits for the Natal properties with the balance payable upon commencement of commercial production.  The production milestones and corresponding payments must be completed by March 16, 2015. During the term of the option, we shall be responsible for the following cash commitments to Kansai and exploration expenditures in respect of the Natal properties:

•

$60,000 per month for three months beginning as of January 23, 2013;

•

$50,000 per month for two months thereafter;

•

$230,000 in respect of equipment costs by March 16, 2013; and

•

$750,000 in exploration expenditures during fiscal 2014 and 2015.

Kansai shall retain a 20% interest in any net proceeds derived from the sale of diamonds derived from the Natal properties prior to commercial production.  Any payments of net proceeds to Kansai shall be deductible from the $1,735,000 option price payable for the plant and equipment purchase.  Following commencement of commercial production, Kansai shall retain a 10% net profit interest in all revenues derived from the Natal properties, provided that SUDAM shall have the option to repurchase a 5% interest in consideration of $3,000,000 within 2 years of commercial production.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 5 of 43

The stock purchase agreement further contemplates that our company shall re-domicile to either the United Kingdom or to Canada within 28 days of closing the transaction, and will secure a funding facility of not less than $2,500,000 dedicated to the development of CMA and its business.

The stock purchase agreement has closed.

About Natal I and Natal II

The Guaniamo Diamond Province is the most prolific diamond area of Venezuela. It was discovered in 1969, with primary kimberlite (diamond-bearing rock) being identified in the area in 1976. The area has produced in excess of 15 million carats since its discovery (according to official data, however, actual production is believed to be 25-30 million including diamonds up to 60 carats in size), with production in the 1980’s exceeding 1 million carats per year. Diamond mining in the area has been limited to small-scale semi-mechanized activity, or by-hand artisanal miners operating in small co-operatives.

The Company’s Natal I & II concessions cover a combined area over 15,700 acres located centrally within the main diamond producing area. Very little mining has taken place within the Natal concessions due to the absence of major rivers and streams, (water being essential to diamond mining), and difficult access to the location. Diamonds have however been positively identified as coming from within the Natal concessions.

Access to the area is now excellent. An asphalt road connects Puerto Ordaz, a major mining and industrial centre of half a million inhabitants to Caicara, (five hours drive to the West).

The town of Guaniamo is 120km to the South on a minor asphalt road, which leads to within 5kms of the Natal concessions. By air the region can be reached in around 90 minutes and an airstrip in good condition is located only one kilometer from the Natal concessions.

The Company holds the Natal concessions in contract with the Venezuelan state mining organization, Corporation Venezolana de Guayana (CVG).

Both the contracts are up-to-date regarding regulatory obligations. The Company has obtained the necessary permits of occupation, commissioned an environmental impact study and been granted the necessary utilization permits by the Ministry of the Environment & Natural Resources (MARNR). CVG has issued the enactment notice for exploration to begin and the former Ministry of Energy and Mines (MEM) granted various operating permits required which have recently been renewed with the newly formed Ministerio de Mina y Petroleo (MdMyP). The preliminary exploration activities have been completed on site.

Recent implementations of new Venezuelan mining laws have been discussed between the Company, the MdMyP and CVG. Both organizations state that the Company’s contracts are considered valid and up-to-date, and are NOT subject to the cancellations announced recently of some mineral concessions. Such notices of cancellation refer ONLY to those concessions that are in default through non-payment of fees, or failure to obtain the necessary operating permits.

The Company considers Venezuela to be a beneficial operating environment and enjoys solid and established working relationships with CVG & MdMyP. The operating environment is low cost, particularly regarding fuel and labor, and highly skilled exploration and mining service contractors are readily available. The taxation regime is progressive with low corporate taxation and royalties and Government policies encourage inward investment.

The mine has a low environmental impact, as it is located on flat terrain and with minimal forest vegetation.

Market, Customers and Distribution Methods

Although future market conditions cannot be predicted, several large and well capitalized markets for diamonds and gold exist throughout the world. Such markets include a very sophisticated futures market for the pricing and delivery of gold and diamonds. The price for diamonds and gold is affected by a number of global factors, including economic strength and resultant demand for diamonds and gold, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for diamonds and gold.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 6 of 43

The mining industry is highly speculative and of a very high risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Competition

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We also compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We also compete with other junior and senior mineral resource exploration companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

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

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

Research and Development Costs During the Last Two Years

We did not spend any funds on research and development over the last two fiscal years.

Employees

Our only employees are our officers and directors, Thomas L. Crom, IIII and Daniel Martinez. Mr. Crom currently devotes 10-20 hours per week to company matters and Mr. Martinez currently devotes 10-20 hours per week to company matters.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 7 of 43

Effective January 23, 2013, our company entered into an employment agreement with Thomas L. Crom, III, whereby Mr. Crom has agreed to perform services as chief financial officer, secretary, and treasurer of our company on a continuing basis.  As compensation, we have agreed to pay Mr. Crom an initial salary of US$6,000 per month and to issue 30,000 shares of our company's common stock per month, for an aggregate of 90,000 shares per quarter, within the initial term.  As a signing bonus, our company has agreed to issue 25,000 shares of our common stock to Mr. Crom.

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

We were incorporated in January 2010 and have only recently started our exploration activities. We have not, to date, realized any revenues. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss was $141,621 from inception to January 31, 2013. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•

our ability to locate a profitable mineral property

•

our ability to generate revenues, and

•

our ability to reduce exploration costs.

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

ADMC Form 10K  January 31, 2013                                                                                                                   Page 8 of 43

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

Because our officers and/or directors do not have any formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

Our officers and directors have no formal training as geologists or in the technical aspects of management of a mineral exploration company. Their prior business experiences have primarily been in finance and management. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our officers and directors have other outside business activities and will only be devoting approximately 30% of their time or approximately 10-20 hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because our officers and directors have other outside business activities and will only be devoting 30% of their time or 10-20 hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result, exploration of the property may be periodically interrupted or suspended.

One of our officers and directors lives outside the United States, making it difficult for an investor to enforce liabilities in foreign jurisdictions.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on our company within the United States. However, since one of our officers and directors resides outside the United States, substantially all or a portion of their assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon them or to enforce against them judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state thereof.

Risks Related to the Market for our Stock

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; customer demand for our products; investor perceptions of our industry in general and our Company in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic

ADMC Form 10K  January 31, 2013                                                                                                                   Page 9 of 43

partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant stockholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us. We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock.

We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We are not likely to pay cash dividends in the foreseeable future.

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

If a market for our common stock does develop, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 10 of 43

A large number of shares may be eligible for future sale and may depress our stock price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then-current market price of our common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

Item 2.

Properties

We do not currently own any property. Our offices are located at 2nd Floor, Berkeley Square House, Berkeley Square, London, United Kingdom, W1J 6BD. The telephone number is +44 207-887-6189. Management believes the current premises are sufficient for its needs at this time. The approximate monthly is $510.00

Item 3.

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.

Mine Safety Disclosures

Not applicable.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 11 of 43

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares were quoted on the OTC Bulletin Board (“OTCBB”) under the symbol "IXPL" since March 1, 2011. Our stock symbol changed from "IXPL" to "ADMC" to better reflect the new name of our company. The symbol change became effective with the OTCBB at the opening of trading on November 27, 2012.  Trading in stocks quoted on the OTCBB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTCBB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCBB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCBB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following quotations, obtained from Stockwatch, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

OTC Bulletin Board
Quarter Ended(1)	High	Low
January 31, 2013	$0.74	$0.52
October 31, 2012	$Nil	$Nil
July 31, 2012	$Nil	$Nil
April 30, 2012	$Nil	$Nil
January 31, 2012	$Nil	$Nil
October 31, 2011	$Nil	$Nil
July 31, 2011	$Nil	$Nil
April 30, 2011	$Nil	$Nil
January 31, 2011	$Nil	$Nil

(1) Our shares of common stock first traded on December 4, 2012.

Our common shares are issued in registered form. The stock transfer agent for our securities is Empire Stock Transfer, 1859 Whitney Mesa Dr. Henderson, NV 89014

Holders

On April 10, 2013, the shareholders’ list showed 14 registered shareholders and 30,025,000 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 12 of 43

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 4, 2013, we issued 300,000 shares of our common stock at $0.50 per share for a total offering price of $150,000 upon the closing of a private placement.  The common shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On January 23, 2013, pursuant to the terms of the employment agreement with our director and officer, Thomas L. Crom III, we issued 25,000 shares of our common stock to Mr. Crom.  These securities were issued to one U.S. person based on exemptions from registration found in Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal years ended January 31, 2013 and 2012.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Summary for years ending January 31, 2013 and 2012

		Year ended January 31, 2013		Year ended January 31, 2012		Period From January 6, 2010 (Inception) to January 31, 2013
Revenue*	$	Nil	$	Nil	$	Nil
Operating expenses		$99,642		$22,662		$141,621
Net loss		$(99,642)		$(22,662)		$141,621

*During the year ended January 31, 2013 the Company had debt cancelled of 9,263 which the Company has excluded from this table.

Expenses

Our operating expenses for the years ended January 31, 2013 and 2012 are outlined in the table below:

	Year ended January 31, 2013	Year ended January 31, 2012	Period From January 6, 2010 (Inception) to January 31, 2013
General and administrative	$25,537	$4,762	$36,316
Mineral exploration expense	$26,000	$10,000	$40,000
Professional fees	$57,68	$7,900	$74,568

ADMC Form 10K  January 31, 2013                                                                                                                   Page 13 of 43

Revenue

We have not earned any revenues from operations since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As at
	January 31,
	2013	2012
Current assets	$11,842	$20,461
Current liabilities	2,264,429	2,440
Working capital	$(2,252,587)	$18,021

Cash Flows
	Year Ended
	January 31,
	2013		2012
Cash flows from (used in) operating activities	$(1,914,399)		$(10,222)
Cash flows provided by (used in) investing activities	2,615,967	$	Nil
Cash flows provided by (used in) financing activities	850,716	$	Nil
Net increase (decrease) in cash during period	$(10,911)		$(10,222)

We have generated no revenue since inception and have incurred $ in expenses through January 31, 2013. We had a net loss of $99,642 and $22,662 for the years ended January 31, 2013 and 2012, respectively. These expenses consisted of professional fees, administrative expenses and exploration expenses.

Our cash in the bank at January 31, 2013 was $9,550, with $2,809,429 in outstanding liabilities.

Going Concern

We are an exploration stage company and currently have no operations. Our independent auditor has issued an audit opinion for our company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Critical Accounting Policies

Basis of Accounting

Our company's financial statements are prepared using the accrual method of accounting. Our company has elected a January 31, year-end.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 14 of 43

NATURE OF OPERATIONS

Americas Diamond Mining Corporation. is engaged in the acquisition and exploration of diamond mining projects in the Americas. The Company is focused on developing its existing mining properties in South America and acquiring and developing new mines with the expectation that the properties can enter production within 24 months. The Company operates in one reporting segment.

PRINCIPLES OF CONSOLIDATION

We generally act as a sole proprietor, but may enter joint agreements with other companies in an effort to achieve our stated operating objectives. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts and our wholly-owned subsidiaries’ accounts (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES AND PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents comprise certain highly liquid instruments with an original maturity of three months or less when purchased. At the reporting dates, cash and cash equivalents consist of cash and funds invested in money market accounts.

INVESTMENTS

The Company measures its investments based on a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical instruments.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company categorizes its investments as either trading, available for sale, or held to maturity.  The Company does not hold any securities for trading purposes or that we believe would be considered held to maturity.  The Company’s investments are comprised of available-for-sale securities and are carried at fair value with unrealized gains and losses, net of applicable income taxes, recorded within accumulated other comprehensive income.  The Company reviews its investments quarterly for declines in market value that are other than temporary in addition to re-evaluating the investment classification.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, investments, accounts payable, notes payables, loans from shareholders and accrued expenses. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value due to the short term nature of such items. The fair values of the Company's debt instruments are calculated based on debt with similar maturities, credit quality and current market rates of interest. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest risks arising from these financial instruments.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 15 of 43

CONCENTRATIONS

Financial instruments, which could potentially subject the Company to credit risk, consist primarily of cash, cash equivalents and investments. The Company maintains its cash in bank deposit accounts insured by the Federal Deposit Insurance Corporation. The Company’s account balances, at times, may exceed federally insured limits. The Company has not experienced material losses in such accounts, and believes it is not exposed to any significant credit risk with respect to its cash accounts.

The Company’s operations are all related to the minerals and mining industry. A reduction in mineral prices or other disturbances in the minerals market could have an adverse effect on the Company’s operations.

MINERAL PROPERTIES, MINERAL CLAIM PAYMENTS AND EXPLORATION EXPENSES

The Company capitalizes all costs related to the acquisition of minerals properties and the Company expenses all costs related to the maintenance and exploration of the unproven mineral properties to which it has secured exploration rights. If and when The Company has demonstrated that the mineralization can be profitability mined, then subsequent development costs of the property will be capitalized.

Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable mineralization. To date, excluding the mineral properties acquired in Kansai Mining asset acquisition, the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed The costs related to acquisition, maintenance and exploration were not material for the years presented.

Mineralized material is found in a body that has been delineated by appropriately spaced drilling and/or underground sampling to support reported tonnage and average grade of minerals. Such a deposit does not qualify as economic mineralization until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors.  Exploration potential is the estimated value of potential mineral deposits that the Company has the legal right to access. The value assigned to exploration potential was determined by interpreting the known exploration information and exploration results, including geological data and/or geological information, that were available as of the acquisition date. Carrying amounts assigned to VBME are not charged to expense until the VBME becomes associated with additional mineralization and the mineralization are produced or the VBME is determined to be impaired. Additions to mineralization for properties with VBME will carry with them the value assigned to VBME at the date acquired, less any impairment amounts.

The Company assesses the carrying costs for impairment under ASC 930 Extractive Activities – Mining (AS 930) annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is recorded on the straight-line basis over estimated useful lives that range from three to five years, but do not exceed the useful life of the individual asset. Normal maintenance and repairs are charged to operations while expenditures for major maintenance and improvements are capitalized. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss arising from such disposition is included in the consolidated statement of activities.

IMPAIRMENT OF LONG-LIVED ASSETS

Management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and

ADMC Form 10K  January 31, 2013                                                                                                                   Page 16 of 43

equipment and the value associated with property interests. All assets of an operating segment are evaluated together for purposes of estimating future cash flows.

Although management has made a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon estimates of metals to be recovered from ore mineralization, and to some extent, identified resources beyond initial mineralization, future production and capital costs and estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life. It is reasonably possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. If undiscounted cash flows including an asset’s fair value are less than the carrying value of a property, an impairment loss is recognized. The Company has determined that no impairment exists pertaining to its long-lived assets.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of January 31, 2013 is not needed.

ASSET RETIREMENT OBLIGATIONS

The Company follows ASC 410-20, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of January 31, 2013, and the asset retirement obligations are usually created as part of the production process. Accordingly, at January 31, 2013, the Company had no asset retirement obligations.

INCOME TAX

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also requires that uncertain tax positions are evaluated in a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized.

REVENUE RECOGNITION

We plan to recognize revenue from the sale of product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collection is reasonably assured. The price to be received is based upon terms of a sales contract. The Company has not generated revenue activity for the periods presented in the consolidated financial statements.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 17 of 43

STOCK BASED COMPENSATION

The Company has adopted ASC 718, Stock Compensation, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. The Company has not issued stock options in 2012 or 2013. The Company issues stock for payment of certain professional fees and these stock issuances are expensed based on the market value of the stock on the date granted. The Company expenses these professional fees at the time of stock issuance as the stock issuance date approximates the date the services are performed.

PER SHARE DATA

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, convertible notes and convertible preferred stock.

There were no stock options, warrants or convertible notes or convertible preferred stock outstanding at January 31, 2012 and 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures ASC 820, Improving Disclosures about Fair Value Measurements: In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance intended to improve disclosures related to fair value measurements. This guidance requires significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed separately along with the reasons for the transfers. Additionally, in the reconciliation for the fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances and settlements must be presented separately (cannot net as one number). This guidance also provides clarification for existing disclosures on (i) level of disaggregation and (ii) inputs and valuation techniques. In addition, this guidance includes conforming amendments for employers’ disclosure of postretirement benefit plan assets. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are required for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material impact on the Company’s consolidated results of operations or financial position.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 18 of 43

Item 8.

Financial Statements

AMERICAS DIAMOND MINING CORPORATION (An Exploration Stage Company) January 31, 2013 and 2012 INDEX TO THE FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	20
Consolidated Balance Sheets at January 31, 2013 and 2012	21
Consolidated Statements of Operations for the Fiscal Year Ended January 31, 2013 and 2012 and for the Period from January 6, 2010 (Inception) through January 31, 2013	22
Statements of Cash Flows for the Fiscal Year Ended January 31, 2013 and 2012 and for the Period from January 6, 2010 (Inception) through January 31, 2013	23
Consolidated Statement of Stockholders’ Deficit for the Period from January 6, 2010 (Inception) through January 31, 2013	24
Notes to the Financial Statements	25

ADMC Form 10K  January 31, 2013                                                                                                                   Page 19 of 43

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

American Diamond Corp.

I have audited the accompanying balance sheets of American Diamond Corp. (An Exploration Stage Company) as of January 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2013 and 2012 and for the period from January 6, 2010 (inception), to January 31, 2013.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Diamond Corp., (An Exploration Stage Company) as of January 31, 2013 and 2012, and the results of its operations and cash flows for the years ended January 31, 2013 and 2012 and the period from January 6, 2010 (inception), to January 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note # 8 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington

May 15, 2013

ADMC Form 10K  January 31, 2013                                                                                                                   Page 20 of 43

AMERICAS DIAMOND MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

(Audited)

	January 31,	January 31,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$ 9,550	$ 20,461
Prepaid expenses	2,292	-0-

Total current assets	11,842	20,461

Mineral properties (Note 2 and 3)	980,966	-0-

Plant and equipment	1,735,000	-0-

Other deferred costs	-0-	-0-

Total assets	2,727,808	20,461

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable (Note 4)	$ 593,256	$ 2,440
Accrued liabilities	40,457	-0-
Equipment Note payable (Note 4 and 8)	840,000	-0-
Shares to be issued (Note 5)	790,716	-0-
Total current liabilities	2,264,429	2,440
Long term Liabilities
Long term equipment note	545,000	-0-

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock (Note 7) ($0.001 par value)
Authorized375,000,000 common shares with $0.001 par value
Issued and outstanding
30,000,000 common shares (January 31, 2012 – 30,000,000)	30,000	6,000
Additional paid-in capital	30,000	54,000
Deficit	(141,621)	(41,979)

Total stockholders' equity	(81,621)	18,021

Total liabilities and stockholders’ equity	$ 2,727,808	$ 20,461

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 21 of 43

AMERICAS DIAMOND MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Audited)

	Year Ended January 31, 2013	Year Ended January 31, 2012	January 6, 2010 (Inception) through January 31 2013

EXPENSES
Professional fees	57,368	7,900	74,568
General and administration	25,537	4,762	36,316
Depreciation	-0-	-0-	-0-
	82,905	12,662	110,884

Loss before other items	(82,905)	(12,662)	(110,884)
Other items
Interest and other income (expense)	9,263	-0-	9,262
Mineral property evaluation	(26,000)	(10,000)	(40,000)
	(16,737)	(10,000)	(30,738)
Loss for the period	$ (99,642)	$ (22,662)	$ (141,621)

Basic and fully diluted loss per share	$ (0.001)	$ (0.001)	$ (0.001)

Weighted average number of shares outstanding	30,000,000	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 22 of 43

AMERICAS DIAMOND MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(Audited)

	Year Ended January 31, 2013	Year Ended January 31, 2012	January 6, 2010 (Inception) through January 31, 2013

Operating activities
Loss for the period	(99,642)	(22,662)	(141,621)
Items not affecting cash:
Stock based compensation	37,500	-0-	37,500
Depreciation	-0-	-0-	(-0-)
Sub-total	(62,142)	(22,662)	(104,121)
Changes in non-cash working capital items
Deposits	-0-	(10,000)	-0-
Equipment debt	1,385,000	-0-	1,385,000
Prepaid expense	2,292	-0-	2,292
Accounts payable and accrued liabilities	599,644	2.440	551,173
	(1,914,399)	(10,222)	(1,874,800)
Investment activities
Mineral properties and deferred exploration costs	(980,966)	(-0-)	(980,966)
Purchase of plant and equipment	(1,735,000)	(-0-)	(1,735,000)
Other deferred costs	-0-	-0-	-0-
Cash provided by (used by) investment activities	(2,715,966)	(-0-)	(2,715,966)

Financing activities
Share capital issued-net of issuance costs	-0-	-0-	60,000
Share subscriptions	790,716	-0-	790,716
Repayment of short-term loans	-0-	-0-	(-0-)

Cash provided by financing activities	790,716	-0-	850,716

Increase (decrease) in cash and cash equivalents during the period	(10,911)	(10,222)	9,550

Cash and cash equivalents, beginning of the period	20,461	30,683	-0-

Cash and cash equivalents, end of the period	9,550	20,461	9,550

Supplementary information:
Interest paid (received), net	$ -0-	$ -0-	$ -0-

The accompanying notes are an integral part of these consolidated financial statements.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 23 of 43

AMERICAS DIAMOND MINING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FROM JANUARY 10, 2010 (INCEPTION) THROUGH THE YEAR ENDED JANUARY 31, 2013

	Common Stock
	Shares	Dollars		Additional Paid-in Capital	Accumulated Deficit	Total

Inception 1/6/2010	-0-	$-0-	$	(-0-)	$-0-	$	(-0-)
Stock Issued	3,000,000	3,000		12,000			15,000
Net loss					(810)		(810)

Balances 1/31/10	3,000,000	$3,000		$12,000	$(810)		$14,190
Stock Issued	3,000,000	3,000		42,000			45,000
Net loss					(18,507)		(18,507)

Balances 1/31/11	6,000,000	6,000		54,000	(19,317)		40,683
Net loss					(22,662)		(22,662)

Balances 1/31/12	6,000,000	6,000		54,000	(41,979)		18,021
Share split	24,000,00	24,000		(24,000)
Net loss					(99,642)		(99,642)

Balances 1/31/13	30,000,000	$30,000		$30,000	$(141,621)		$(81,621)

The accompanying notes are an integral part of these consolidated financial statements.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 24 of 43

AMERICAS DIAMOND MINING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Audited)

January 31, 2013

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Americas Diamond Mining Corporation. is engaged in the acquisition and exploration of diamond mining projects in the Americas. The Company is focused on developing its existing mining properties in South America and acquiring and developing new mines with the expectation that the properties can enter production within 24 months. The Company operates in one reporting segment.

PRINCIPLES OF CONSOLIDATION

We generally act as a sole proprietor, but may enter joint agreements with other companies in an effort to achieve our stated operating objectives. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts and our wholly-owned subsidiaries’ accounts (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES AND PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents comprise certain highly liquid instruments with an original maturity of three months or less when purchased. At the reporting dates, cash and cash equivalents consist of cash and funds invested in money market accounts.

INVESTMENTS

The Company measures its investments based on a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1—Quoted prices in active markets for identical instruments.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company categorizes its investments as either trading, available for sale, or held to maturity.  The Company does not hold any securities for trading purposes or that we believe would be considered held to maturity.  The Company’s investments are comprised of available-for-sale securities and are carried at fair value with unrealized gains and losses, net of

ADMC Form 10K  January 31, 2013                                                                                                                   Page 25 of 43

applicable income taxes, recorded within accumulated other comprehensive income.  The Company reviews its investments quarterly for declines in market value that are other than temporary in addition to re-evaluating the investment classification.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and cash equivalents, investments, accounts payable, notes payables, loans from shareholders and accrued expenses.  The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair value due to the short term nature of such items. The fair values of the Company's debt instruments are calculated based on debt with similar maturities, credit quality and current market rates of interest. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest risks arising from these financial instruments.

CONCENTRATIONS

Financial instruments, which could potentially subject the Company to credit risk, consist primarily of cash, cash equivalents and investments. The Company maintains its cash in bank deposit accounts insured by the Federal Deposit Insurance Corporation. The Company’s account balances, at times, may exceed federally insured limits. The Company has not experienced material losses in such accounts, and believes it is not exposed to any significant credit risk with respect to its cash accounts.

The Company’s operations are all related to the minerals and mining industry. A reduction in mineral prices or other disturbances in the minerals market could have an adverse effect on the Company’s operations.

MINERAL PROPERTIES, MINERAL CLAIM PAYMENTS AND EXPLORATION EXPENSES

The Company capitalizes all costs related to the acquisition of minerals properties and the Company expenses all costs related to the maintenance and exploration of the unproven mineral properties to which it has secured exploration rights. If and when The Company has demonstrated that the mineralization can be profitability mined, then subsequent development costs of the property will be capitalized.

Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable mineralization. To date, excluding the mineral properties acquired in Kansai Mining asset acquisition, the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed The costs related to acquisition, maintenance and exploration were not material for the years presented.

Mineralized material is found in a body that has been delineated by appropriately spaced drilling and/or underground sampling to support reported tonnage and average grade of minerals. Such a deposit does not qualify as economic mineralization until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors.  Exploration potential is the estimated value of potential mineral deposits that the Company has the legal right to access. The value assigned to exploration potential was determined by interpreting the known exploration information and exploration results, including geological data and/or geological information, that were available as of the acquisition date. Carrying amounts assigned to VBME are not charged to expense until the VBME becomes associated with additional mineralization and the mineralization are produced or the VBME is determined to be impaired. Additions to mineralization for properties with VBME will carry with them the value assigned to VBME at the date acquired, less any impairment amounts.

The Company assesses the carrying costs for impairment under ASC 930 Extractive Activities – Mining (AS 930) annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is recorded on the straight-line basis over estimated useful lives that range from three to five years, but do not exceed the useful life of the individual asset. Normal maintenance and

ADMC Form 10K  January 31, 2013                                                                                                                   Page 26 of 43

repairs are charged to operations while expenditures for major maintenance and improvements are capitalized. When assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss arising from such disposition is included in the consolidated statement of activities.

IMPAIRMENT OF LONG-LIVED ASSETS

Management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. All assets of an operating segment are evaluated together for purposes of estimating future cash flows.

Although management has made a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon estimates of metals to be recovered from ore mineralization, and to some extent, identified resources beyond initial mineralization, future production and capital costs and estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life. It is reasonably possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. If undiscounted cash flows including an asset’s fair value are less than the carrying value of a property, an impairment loss is recognized. The Company has determined that no impairment exists pertaining to its long-lived assets.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of January 31, 2013 is not needed.

ASSET RETIREMENT OBLIGATIONS

The Company follows ASC 410-20, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of January 31, 2013, and the asset retirement obligations are usually created as part of the production process. Accordingly, at January 31, 2013, the Company had no asset retirement obligations.

INCOME TAX

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also requires that uncertain tax positions are evaluated in a two-step process, whereby (1) it is

ADMC Form 10K  January 31, 2013                                                                                                                   Page 27 of 43

determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized.

REVENUE RECOGNITION

We plan to recognize revenue from the sale of product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collection is reasonably assured. The price to be received is based upon terms of a sales contract. The Company has not generated revenue activity for the periods presented in the consolidated financial statements.

STOCK BASED COMPENSATION

The Company has adopted ASC 718, Stock Compensation, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. The Company has not issued stock options in 2012 or 2013. The Company issues stock for payment of certain professional fees and these stock issuances are expensed based on the market value of the stock on the date granted. The Company expenses these professional fees at the time of stock issuance as the stock issuance date approximates the date the services are performed.

PER SHARE DATA

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, convertible notes and convertible preferred stock.

There were no stock options, warrants or convertible notes or convertible preferred stock outstanding at January 31, 2012 and 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures ASC 820, Improving Disclosures about Fair Value Measurements: In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance intended to improve disclosures related to fair value measurements. This guidance requires significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed separately along with the reasons for the transfers. Additionally, in the reconciliation for the fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances and settlements must be presented separately (cannot net as one number). This guidance also provides clarification for existing disclosures on (i) level of disaggregation and (ii) inputs and valuation techniques. In addition, this guidance includes conforming amendments for employers’ disclosure of postretirement benefit plan assets. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are required for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material impact on the Company’s consolidated results of operations or financial position.

NOTE 2 – ACQUISITION OF ASSETS

Asset Purchase Agreement – Kansai Mining Corporation

Pursuant to an Asset Purchase Agreement by and among the Company, SUDAM and Kansai Mining Corporation, the Company acquired the assets associated with a diamond project in Venezuela in two parts: first two diamond leases (Natal I and Natal II) owned by Compania Minera Adamantine (“CMA”), a corporation formed in Venezuela and the second part consisting of plant and equipment comprising a 3-stage treatment plant, a 50-70 TPH scrubber and 10 TPH DMS plant and X-Ray final recovery section from Bateman’s in South Africa.

The purchase of SUDAM which includes CMA-an option to purchase 100% ownership interest of Compania Minera Adamantine (“CMA”) by issuing 250,000 shares of a public company (which was subsequently agreed to be Americas

ADMC Form 10K  January 31, 2013                                                                                                                   Page 28 of 43

Diamond Corporation).  Under the terms of the option agreement SUDAM will have three years to complete the following: a) issue $13,000,000 worth of shares of a public company (which was subsequently agreed to be Americas Diamond Corporation).  50% of these shares will be issued when production permits are issued and the remaining 50% will be issued when commercial production is achieved. The shares will be valued at the lower of $.40 or on a 5 day VWAP (volume weighted average price) when the milestones are reached.  B) SUDAM will pay 100% of all costs related to CMA, the mining leases and the plant & equipment.  In addition Kansai will retain a 10$ net profits interest in the diamond project ½ of which can be purchased within two years for US $3,000,000.

The plant and equipment was purchased for US $1,735,000 paid for over two years with monthly principal payments of $50,000 for 12 months, then payments of $90,000 for 11 months and a final payment in the 24 month. Interest is to be paid monthly at the rate of 6%.

In addition SUDAM agreed to spend the following amounts

a.

Month one –US $45,000

b.

Month two-US $30,000

c.

Month three-US $25,000

d.

Months four thru nine-$60,000

e.

Months ten thru twelve-$50,000

f.

$230,000 for capital costs and spare equipment within the first twelve months

g.

$750,000 per year from the end of year 1for term of the option to further the objective of obtaining production

In the event of default of any provision of the SUDAM Asset Purchase agreement for the mining lease, plant & equipment all the assets revert back to Kansai Mining.  As of January 31, 2011 SUDAM was not in compliance of the Asset Agreement but had not received any default notice from Kansai Mining.

ASC 930-805, states that mineral rights consist of the legal right to explore, extract, and retain at least a portion of the benefits from mineral deposits. Mining assets include mineral rights. Acquired mineral rights are considered tangible assets under ASC 805. ASC 805 requires that mineral rights be recognized at fair value as of the acquisition date.  ASC 930-805-30-1 and 30-2 provides that in fair valuing mineral assets, an acquirer should take into account both:

•	The value beyond proven and probable reserves (VBME) to the extent that a market participant would include VBME in determining the fair value of the assets.
•	The effects of anticipated fluctuations in the future market price of minerals in a manner that is consistent with the expectations of market participants.

In order to fair value the mineral rights acquired, management utilized a compilation and review report prepared by a third-party which documented the estimated proven and probable reserves related to the Natal property. Based on these findings, management estimated the VBME and the Company determined that the fair value of the total consideration paid of $980,967 resulting from the Asset Purchase Agreement should be allocated to the mineral rights acquired. The Company has recorded the acquired mineral rights fair value as Mineral properties on the consolidated balance sheet as a separate component of property, plant and equipment. As the mineral rights represent a tangible asset, the assigned fair value should be amortized over the useful life of the mineral right based on the units of production method. Management has preliminarily determined that the useful life for the acquired mineral right approximates twenty years but will reevaluate this estimate at the time production commences. Management will begin the amortization of the asset once development of the site commences in accordance with the units of production method.

There were no material relationships among the Company and Kansai Mining or any of their respective affiliates. It is the policy of the Company to segregate each of its mining projects into separate, wholly owned special purpose vehicles, for the purposes of risk mitigation and financing. The Asset Purchase Agreement was executed as the Company believes that it has the resources to develop the mineral rights related to the projects acquired.

NOTE 3 - MINERAL PROPERTIES AND PROPERTIES, PLANT AND EQUIPMENT

Our major components of mineral properties and properties, plants and equipment are:

ADMC Form 10K  January 31, 2013                                                                                                                   Page 29 of 43

	January 31,	January 31,
	2013	2012

Mine and Mill Equipment	$1,735,000	Nil
Mineral Properties	980,966
	$2,715,966
Less: accumulated depreciation, depletion and amortization	-0-
Net carrying value	$2,715,966	Nil

With the acquisition of the Natal Diamond Project, we also acquired certain mining claims and permits in the transaction. These mineral rights as discussed in Note 2 were fair valued at $980,966 and are presented as Mineral Properties on the consolidated balance sheet. Since that time, we have not commenced any mining operations; therefore, we have not recorded any amortization expense related to any capitalized amounts. Costs of acquiring mining properties are capitalized upon acquisition. Mine development costs incurred either to develop new projects, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of the recoverable amount whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

NOTE 4 - NOTES PAYABLE

As part of the purchase of SUDAM by Americas Diamond Corporation $488,216 of debt will be paid by the issuance of 971,695 shares of the common stock of Americas Diamond Corporation. These shares were issued subsequent to the end of the year.

As part of the Asset Purchase Agreement (see note 2) the Company purchased plant and equipment.

January 31, 2013
Current portion of equipment debt	$ 840,000
Long term portion of equipment debt	$ 540,000
Total due	$ 1,385,000

NOTE 5 - SHARES TO BE ISSUED

The Company is obligated to issue shares either for services, property purchase agreements or for cash.

	January 31, 2013	January 31, 2012

Services (55,000 shares)	$27,500	Nil
Mineral Properties (250,000 shares)	125,000
Purchase of SUDAM (971,695 shares)	488,216
Cash (298,595 shares)	150,000
Total	$790,716	Nil

All shares were valued at 95% of the 10 day moving average of the share price

ADMC Form 10K  January 31, 2013                                                                                                                   Page 30 of 43

NOTE 6 - INCOME TAX

The Company had net operating loss carry forwards available to offset future taxable income approximating $141,621 as of January 31, 2013. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

We do not have an accrual for uncertain tax positions as of January 31, 2013. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operating Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 7 - CAPITAL STOCK

Common Stock

As of January 31, 2013, the Company had 30,000,000 share of its $0.001 par value common stock issued and outstanding.  Subsequent to the end of the year the Company issued an additional shares as detailed in Note 12 (Subsequent Events).

Warrants and Options

As of January 31, 2013, the Company had no warrants or options for the purchase of shares of common stock issued and outstanding:

NOTE 8 - RELATED PARTY TRANSACTIONS

SUDAM was acquired by Americas Diamond Corporation and the president and CEO of both companies is Daniel Martinez.

NOTE 9 - FINANCIAL CONDITION AND GOING CONCERN

As of January 31, 2013, the Company had cash on hand as of $9,550 and a working capital deficit of approximately $2,252,587 and has incurred a loss from operations in 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. Subsequent to the date of this financial statement an agreement was reached with Americas Diamond Corporation to acquire SUDAM effective January 31, 2013.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

None.

NOTE 11 - MINING LEASE AND OPTION TO PURCHASE

Natal Diamond Project

SUDAM purchase the mining leases and equipment associated with the Natal Diamond Project as a result of the Asset Purchase agreement with Kansai Mining as discussed in Note 2.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 31 of 43

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the end of the year the Company issued 1,545,240 common shares shown in footnote 5 which had a total value of $775,716.

The shares issued were as follows:

January 31,
2013

Services (25,000 shares)	$12,500
Mineral Properties (250,000 shares)	125,000
Purchase of SUDAM (971,695 shares)	488,216
Cash (298,595 shares)	150,000
Total	$790,716

In addition Subsequent to end of the year the Company issued the following shares for cash

Cash	Value	Number of shares
$125,000	$0.62	202,715
$120,000	$0.80	149,492
$125,000	$0.62	201,734
$50,000	$0.55	90,994

The shares were valued at 95% of the 10 day average share price.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 32 of 43

Item 9.

Changes in and Disagreements with Accountants on Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for our company.

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

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of our company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 33 of 43

Lack of Audit Committee and Outside Directors on our Company's Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist our company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 34 of 43

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with our Company	Age	Date First Elected or Appointed
Daniel Martinez	President, Chief Executive Officer and Director	30	September 14, 2012
Thomas L. Crom, III	Chief Financial Officer, Secretary, and Treasurer	57	January 23, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Daniel Martinez – President, Chief Executive Officer and Director

Daniel Martinez has acted as our President, Chief Executive Officer and Director since September 14, 2012. Mr. Martinez worked for Ready Clerk Ltd., a financial services company based in London, UK since April 2010 to August 2012. He specialized in preparing, reviewing and evaluating financial statements, notes and related disclosures for U.S. based SEC reporting clients. Prior to this, Mr. Martinez was a tax consultant with EDF Tax LLP, a specialist tax boutique based in Nottingham, UK, from December 2008 to April 2010. During his time there he assisted successful businesses and entrepreneurs in maximizing their tax efficiency by providing a personalized approach and tailored solutions, focused entirely upon the client's needs. From October 2006 to December 2008 Mr. Martinez was an assistant consultant with PricewaterhouseCoopers LLP, UK, where he specialized in providing tax and accounting solutions to small cap companies, entrepreneurs and private clients. He was also part of a business development team where he was able to use his business and personal networks to develop new clients.

Mr. Martinez has been a member of the Institute of Chartered Accountant in England and Wales since 2010 and an associate of the institute since 2006. Prior to that he obtained an MA (Merit) in Corporate Strategy and Governance and a BSc Hons (First Class) in Operations Management from the University of Nottingham, UK in 2006 and 2005 respectively. Mr. Martinez is completed the SEC Institutes `SEC Reporting Skills and IPO: Your Guide to Going Public' courses in Boston, MA.

We appointed Daniel Martinez as President, Chief Executive Officer and director of our company because of his experience with public trading companies and SEC reporting companies, ability to attract funding to the Company.

Thomas L. Crom, III – Chief Financial Officer, Secretary, and Treasurer

Thomas L. Crom, III has acted as our chief financial officer, secretary and treasurer since January 23, 2013. Mr. Crom has been a senior mining executive (CMA and MS-tax) with over 25 years experience dealing with start-up companies, international operations, natural resources, and serving as chief financial officer with an involvement in operational details for a number of different companies including US and Canadian public companies.

Since October 1993, he has been employed with Eureka Ventures Inc., a private company that performs financial and accounting consulting services for US and Canadian corporations.  These services include assisting corporations with quarterly and annual filings, initial public offerings, reverse mergers, secondary offerings and private securities offerings, budgeting, forecasting, risk analysis, assist with shareholder and public relations, development of strategic plans, developing and maintaining strict financial control.  Mr. Crom has also been a Director and Chief Financial Officer of Kansai Mining Corporation since 2002

ADMC Form 10K  January 31, 2013                                                                                                                   Page 35 of 43

Mr. Crom acquired a Bachelor of Science Degree in Commerce, cum laude in the Honors Program in June 1977, with a major in an accounting, from Santa Clara University and further earned a Master's of Science (Taxation) Degree, cum laude graduate in October 1982, from Golden Gate University.  In 1982, Mr. Crom became a Certified Management Accountant.

We appointed Thomas L. Crom, III as secretary, treasurer, and chief financial officer of our company because of his experience as chief financial officer with numerous public trading companies and his accounting qualifications.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business except for Mr. Bruce T. Walshm who advises on the Natal I and Natal II project in Venezuela.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 36 of 43

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended January 31, 2013. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended January 31, 2013 we did not have any standing committee of the board of directors.

Nomination Process

As of January 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not currently have an audit committee, the duties of this committee are performed by our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2013, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it has one member, Daniel Martinez, that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 37 of 43

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

a)

our principal executive officer;

b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2013 and 2012; and

c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2013 and 2012;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Non-qualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Daniel Martinez(1) President, Chief Executive Officer and Director	2013 2012	12,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	12,000 Nil
Thomas L. Crom, III(2) Chief Financial Officer, Secretary, and Treasurer	2013 2012	6,000 Nil	Nil Nil	12,500 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	18,500 Nil
Jenny Brown(3) Former President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

Daniel Martinez was appointed as president, chief executive officer and director on September 14, 2012.

(2)

Thomas L. Crom, III was appointed as chief financial officer, secretary and treasurer on January 23, 2013.

(3)

Jenny Brown resigned as president and chief executive officer on September 14, 2012 and as chief financial officer, treasurer, secretary and director on January 23, 2013.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 38 of 43

Compensation of Directors

Effective January 23, 2013, our company entered into an employment agreement with Thomas L. Crom, III, whereby Mr. Crom has agreed to perform services as chief financial officer, secretary and treasurer  of our company on a continuing basis.  As compensation, we have agreed to pay Mr. Crom an initial salary of US$6,000 per month and to issue 30,000 shares of our company's common stock per month, for an aggregate of 90,000 shares per quarter, within the initial term.  As a signing bonus, our company has agreed to issue 25,000 shares of our common stock to Mr. Crom.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth, as of May 13 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Daniel Martinez (2) 78 York Street London, England W1H 1DP	-0- Common Shares	0%
Thomas L. Crom, III (3) P.O. Box 9 Payson, AZ 85547-009	25,000 Common Shares	0.001%
Directors and Executive Officers as a Group(1)	25,000 Common Shares	0.001%
Jenny Brown (4)(5) 78 York Street London, England W1H 1DP	15,000,000 Common Shares	50%
Affiliate and 5% or greater security holders	15,025,000 Common Shares	50.001%

ADMC Form 10K  January 31, 2013                                                                                                                   Page 39 of 43

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 23, 2013. As of April 10, 2013, there were 30,025,000 shares of our company’s common stock issued and outstanding.

(2)	Daniel Martinez was appointed as president, chief executive officer and director on September 14, 2012.
(3)	Thomas L. Crom, III was appointed as chief financial officer, secretary, and treasurer on January 23, 2013.
(4)	Jenny Brown resigned as president and chief executive officer on September 14, 2012 and as chief financial officer, treasurer, secretary and director on January 23, 2013.
(5)

The Company has verbally been informed by Ms. Brown that she no longer owns the shares but no transfers have been recorded by the stock transfer agent accordingly Ms. Brown is shown as the owner of record.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Daniel Martinez. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it has one member, Daniel Martinez, that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2013 and for fiscal year ended January 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

ADMC Form 10K  January 31, 2013                                                                                                                   Page 40 of 43

	Year Ended
	January 31, 2013 $	January 31, 2012 $
Audit Fees	8,000	7,900
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	3,800	Nil
Total	11,800	7,900

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

?

approved by our audit committee (which consists of our entire board of directors); or

?

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 41 of 43

PART IV

Item 15.

Exhibits

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	(i) Articles; (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on March 9, 2010).
3.2	By-Laws (Incorporated by reference to our Registration Statement on Form S-1 filed on March 9, 2010).
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on October 11, 2012)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on October 11, 2012)
(10)	Material Contracts
10.1	Employment Agreement between our company and Thomas L. Crom, III dated January 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 24, 2013)
10.2	Share Issuance Agreement between our company and Asia-Pacific Capital Ltd. dated January 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 24, 2013)
10.3	Stock Purchase Agreement between our company, SUDAM Diamonds Ltd and Daniel Martinez dated February 11, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

ADMC Form 10K  January 31, 2013                                                                                                                   Page 42 of 43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AMERICAS DIAMOND CORP.
(Registrant)
Dated: May 16, 2013	/s/ Daniel Martinez
Daniel Martinez
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: May 16, 2013	/s/ Thomas L. Crom, III
Thomas L. Crom, III
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 16, 2013	/s/ Daniel Martinez
Daniel Martinez
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: May 16, 2013	/s/ Thomas L. Crom, III
Thomas L. Crom, III
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

ADMC Form 10K  January 31, 2013                                                                                                                   Page 43 of 43