Form 10-K/A
period 2013-01-31
Americas Diamond Corp.
filed 2013-05-21
CIK 1486315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 2013 was $10,500,000 based on a $0.70 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed year end.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
31,891,630 common shares as of May 16, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2013, filed with the Securities and Exchange Commission on May 16, 2013, is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ADMC SEC form 10K/A  January 31, 2013                                                                                                        Page 2 of 4

PART IV

Item 15.

Exhibits

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	(i) Articles; (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on March 9, 2010).
3.2	By-Laws (Incorporated by reference to our Registration Statement on Form S-1 filed on March 9, 2010).
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on October 11, 2012)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on October 11, 2012)
(10)	Material Contracts
10.1	Employment Agreement between our company and Thomas L. Crom, III dated January 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 24, 2013)
10.2	Share Issuance Agreement between our company and Asia-Pacific Capital Ltd. dated January 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 24, 2013)
10.3	Stock Purchase Agreement between our company, SUDAM Diamonds Ltd and Daniel Martinez dated February 11, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ADMC Form 10K/A  January 31, 2013                                                                                                                   Page 3 of 4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AMERICAS DIAMOND CORP.
(Registrant)
Dated: May 21, 2013	/s/ Daniel Martinez
Daniel Martinez
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: May 21, 2013	/s/ Thomas L. Crom, III
Thomas L. Crom, III
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 21, 2013	/s/ Daniel Martinez
Daniel Martinez
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: May 21, 2013	/s/ Thomas L. Crom, III
Thomas L. Crom, III
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

ADMC Form 10K/A  January 31, 2013                                                                                                                   Page 4 of 4