Form 10-Q
period 2013-04-30
Americas Diamond Corp.
filed 2013-06-19
CIK 1486315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

Commission files number 000-54666

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

78 York Street

London W1H 1DP England

 (Former address of principal executive offices, including zip code.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    YES [X]  NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES [X]  NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  31,891,630 shares as of June 19, 2013

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended April 30, 2013, prepared by the Company, immediately follow.

AMERICAS DIAMOND MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

(Unaudited)

	April 30,	January 31,
	2013	2013

ASSETS

Current assets:
Cash and cash equivalents	$ 2,176	$ 9,550
Prepaid expenses	-0-	2,292

Total current assets	2,176	11,842

Mineral properties (Note 2 and 3)	980,966	980,966

Plant and equipment	1,735,000	1,735,000

Other deferred costs	-0-	-0-

Total assets	2,718,142	2,727,808

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable (Note 4)	$ 520,880	$ 593,256
Accrued liabilities	43,593	40,457
Equipment Note payable (Note 4 and 8)	840,000	840,000
Shares to be issued (Note 5)	45,000	790,716
Total current liabilities	1,449,474	2,264,429
Long term Liabilities
Long term equipment note	519,307	545,000
Total Liabilities	1,968,781	2,809,429
Commitments and contingencies (Note 8)

Stockholders' equity
Common stock (Note 7) ($0.001 par value)
Authorized 375,000,000 common shares with $0.001 par value
Issued and outstanding
31,891,630 common shares (January 31, 2013 – 30,000,000)	31,891	30,000
Additional paid-in capital	1,073,825	30,000
Deficit	(356,355)	(141,621)

Total stockholders' equity	749,361	(81,621)

Total liabilities and stockholders’ equity	$ 2,718,142	$ 2,727,808

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

ADMC Form 10-Q  April 30, 2013                                                                                                           Page 2 of 17

AMERICAS DIAMOND MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Month Ended April 30, 2013	Three Months Ended April 30, 2012	January 6, 2010 (Inception) through April 30, 2013

EXPENSES
Professional fees	55,198	3,100	129,765
General and administration	6,808	16,715	43,124
Depreciation	-0-	-0-	-0-
	62,006	19,815	172,889

Loss before other items	(61,206)	(19,815)	9,262
Other items
Interest and other income (expense)	(20,728)	-0-	(11,465)
Mineral property evaluation	(132,000)	(-0-)	(172,000)
	(152,728)	(-0-)	(183,465)
Loss for the period	$ (214,734)	$ (19,815)	$ (356,355)

Basic and fully diluted loss per share	$ (0.001)	$ (0.001)	$ (0.001)

Weighted average number of shares outstanding	31,891,630	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ADMC Form 10-Q  April 30, 2013                                                                                                           Page 3 of 17

AMERICAS DIAMOND MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(Unaudited)

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	January 6, 2010 (Inception) through April 30, 2013

Operating activities
Loss for the period	(214,734)	(22,662)	(356,355)
Items not affecting cash:
Stock based compensation	-0-	-0-	37,500
Depreciation	-0-	-0-	(-0-)
Sub-total	(214,734)	(22,662)	(318,855)
Changes in non-cash working capital items
Deposits	-0-	(10,000)	-0-
Equipment debt	-0-	-0-	1,385,000
Prepaid expense	2,292	-0-	-0-
Accounts payable and accrued liabilities	(75,568)	2,440	526,973
Net cash provided by (used in) operating activities	(292,593)	(10,222)	(1,593,118)
Investment activities
Mineral properties and deferred exploration costs	(-0-)	(-0-)	(980,966)
Purchase of plant and equipment	(-0-)	(-0-)	(1,735,000)
Other deferred costs	-0-	-0-	-0-
Cash provided by (used by) investment activities	(-0-)	(-0-)	(2,715,966)

Financing activities
Share capital issued-net of issuance costs	1,045,716	-0-	1,105,716
Share subscriptions	(745,716)	-0-	45,000
Repayment of equipment debt	(25,693)	-0-	(25,693)

Cash provided by financing activities	274,307	-0-	1,125,023

Increase (decrease) in cash and cash equivalents during the period	(18,286)	(10,222)	2,176

Cash and cash equivalents, beginning of the period	20,461	30,683	-0-

Cash and cash equivalents, end of the period	2,176	20,550	2,176

Supplementary information:
Interest paid (received), net	$ 20,727	$ -0-	$ 20,727

The accompanying notes are an integral part of these consolidated financial statements.

ADMC Form 10-Q  April 30, 2013                                                                                                           Page 4 of 17

AMERICAS DIAMOND MINING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FROM JANUARY 10, 2010 (INCEPTION) THROUGH THE PERIOD ENDED APRIL 30, 2013

	Common Stock
	Shares	Dollars		Additional Paid-in Capital	Accumulated Deficit	Total

Inception 1/6/2010	-0-	$-0-	$	(-0-)	$-0-	$	(-0-)
Stock Issued	3,000,000	3,000		12,000			15,000
Net loss					(810)		(810)

Balances 1/31/10	3,000,000	$3,000		$12,000	$(810)		$14,190
Stock Issued	3,000,000	3,000		42,000			45,000
Net loss					(18,507)		(18,507)

Balances 1/31/11	6,000,000	6,000		54,000	(19,317)		40,683
Net loss					(22,662)		(22,662)

Balances 1/31/12	6,000,000	6,000		54,000	(41,979)		18,021
Share split	24,000,00	24,000		(24,000)
Net loss					(99,642)		(99,642)

Balances 1/31/13	30,000,000	$30,000		$30,000	$(141,621)		$(81,621)
Stock Issued	1,891,630	1,891		1,048,828			1,050,719
Net Loss					(214,734)		(214,734)

Balances 4/30/13	30,000,000	31,891		30,000	(356,355)		(749,361)

The accompanying notes are an integral part of these consolidated financial statements.

ADMC Form 10-Q  April 30, 2013                                                                                                           Page 5 of 17

AMERICAS DIAMOND MINING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

April 30, 2013

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

ADMC Form 10-Q  April 30, 2013                                                                                                           Page 6 of 17

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

Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable mineralization. To date, excluding the mineral properties acquired in Kansai Mining asset acquisition, the Company has not established the commercial feasibility of its exploration prospects; therefore all costs have been expensed.

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

ADMC Form 10-Q  April 30, 2013                                                                                                           Page 7 of 17

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

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of April 30, 2013 is not needed.

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of April 30, 2013, and the asset retirement obligations are usually created as part of the production process. Accordingly, at April 30, 2013, the Company had no asset retirement obligations.

INCOME TAX

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the

ADMC Form 10-Q  April 30, 2013                                                                                                           Page 8 of 17

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

There were no stock options, or convertible notes or convertible preferred stock outstanding at April 30, 2013 and January 31, 2013.

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

NOTE 2 – ACQUISITION OF ASSETS

Asset Purchase Agreement – Kansai Mining Corporation

ADMC Form 10-Q  April 30, 2013                                                                                                           Page 9 of 17

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

$750,000 per year from the end of year 1for term of the option to further the objective of obtaining production

In the event of default of any provision of the SUDAM Asset Purchase agreement for the mining lease, plant & equipment all the assets revert back to Kansai Mining.  As of April 30, 2011 the Company was not in compliance of the Asset Agreement but had not received any default notice from Kansai Mining.

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

In order to fair value the mineral rights acquired, management utilized a compilation and review report prepared by a third-party which documented the estimated proven and probable reserves related to the Natal property. Based on these findings, management estimated the VBME and the Company determined that the fair value of the total consideration paid of $ 980,966 resulting from the Asset Purchase Agreement should be allocated to the mineral rights acquired. The Company has recorded the acquired mineral rights fair value as Mineral properties on the consolidated balance sheet as a separate component of property, plant and equipment. As the mineral rights represent a tangible asset, the assigned fair value should be amortized over the useful life of the mineral right based on the units of production method. Management has preliminarily determined that the useful life for the acquired mineral right approximates twenty years but will reevaluate this estimate at the time production commences. Management will begin the amortization of the asset once development of the site commences in accordance with the units of production method.

ADMC Form 10-Q  April 30, 2013                                                                                                           Page 10 of 17

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

NOTE 3 - MINERAL PROPERTIES AND PROPERTIES, PLANT AND EQUIPMENT

Our major components of mineral properties and properties, plants and equipment are:

	April 30, 2013	January 31, 2013
Mine and Mill Equipment	$1,735,000	$$1,735,000
Mineral Properties	980,966	980,966
	$2,715,966	2,715,966
Less: accumulated depreciation, depletion and amortization	-0-	-0-
Net carrying value	$2,715,966	$2,715,966

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

NOTE 4 - NOTES PAYABLE

As part of the purchase of SUDAM by Americas Diamond Corporation $488,216 of debt was paid by the issuance of 971,695 shares of the common stock of Americas Diamond Corporation. These shares were issued during the period ended April 30, 2013.

As part of the January 31, 2013 Asset Purchase Agreement (see note 2) the Company purchased plant and equipment.  As of April 30, 2013 the balances are:

April 30, 2013
Current portion of equipment debt	$ 840,000
Long term portion of equipment debt	$ 540,000
Total due	$ 1,385,000

NOTE 5 - SHARES TO BE ISSUED

The Company is obligated to issue shares either for services, property purchase agreements or for cash.

	April 30, 2013	January 31, 2013
Services (55,000 shares)	$-0-	27,500
Mineral Properties (250,000 shares)	-0-	125,000
Purchase of SUDAM (971,695 shares)	-0-	488,216
Cash (298,595-January 31, 2013 and 150,000 as of April 30, 2013)	45,000	150,000
Total	$45,000	790,716

ADMC Form 10-Q  April 30, 2013                                                                                                           Page 11 of 17

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

We do not have an accrual for uncertain tax positions as of April 30, 2013. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operating Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 7 - CAPITAL STOCK

Common Stock

As of January 31, 2013, the Company had 30,000,000 share of its $0.001 par value common stock issued and outstanding as of April 30, 2013 the Company had 31,891,630 shares issued and outstanding.

Warrants and Options

As of April 30, 2013 and January 31, 2013, the Company had no warrants or options for the purchase of shares of common stock issued and outstanding:

NOTE 8 - RELATED PARTY TRANSACTIONS

SUDAM was acquired by Americas Diamond Corporation and the president and CEO of both companies is Daniel Martinez.

NOTE 9 - FINANCIAL CONDITION AND GOING CONCERN

As of April 30, 2013, the Company had cash on hand as of $2,176 and a working capital deficit of approximately $1,447,298 and has incurred a loss from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. Subsequent to the date of this financial statement an agreement was reached with Americas Diamond Corporation to acquire SUDAM effective April 30, 2013.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

None

NOTE 11 - MINING LEASE AND OPTION TO PURCHASE

Natal Diamond Project

The Company purchased SUDAM which owns equipment and an option to purchase the mining leases associated with the Natal Diamond Project as a result of the Asset Purchase agreement with Kansai Mining as discussed in Note 2.

ADMC Form 10-Q  April 30, 2013                                                                                                           Page 12 of 17

NOTE 12 - SUBSEQUENT EVENTS

The Company has drawn down a total of $420,000 under its January 2013 financing agreement and has a remaining balance of $2,780,000 available under that agreement.  On May 1, 2013 the Company has issued the following warrants:

Warrants issued:

Number	Exercise price	Exercise date
202,715	$0.68	1-May-15
149,492	$0.68	1-May-15
201,734	$0.68	1-May-15
90,994	$0.68	1-May-15

ADMC Form 10-Q  April 30, 2013                                                                                                           Page 13 of 17

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

This report contains forward-looking statements that involve risk and uncertainties.  We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend”, and similar expressions to identify such forward-looking statements.  Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

The Company

On September 14, 2012 Jenny Brown resigned as our President and Chief Executive Officer. As a result, concurrent to Ms. Brown's resignation, we appointed Daniel Martinez, as President, Chief Executive Officer and as a Director of our company.

Our Board of Directors is now comprised of Daniel Martinez.

On October 8, 2012, we filed Articles of Merger with the Nevada Secretary of State to change our name from “Impact Explorations Inc.” to “Americas Diamond Corp.”, to be effected by way of a merger with its wholly-owned subsidiary Americas Diamond Corp., which was created solely for the name change.

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

We acquired SUDAM effective January 31, 2013. SUDAM owned a diamond processing plant in Venezuela and had an option to acquire Compania Minera Adamantine (“CMA”) which owns the Natal I and Natal II diamond concessions in Venezuela.  As a result of this acquisition the Company ceased to be “shell company”

Results of Operations

We are an exploration stage company and have generated minimal revenues since inception (January 6, 2010) and have incurred $172,889 in expenses through April 30, 2013.

For the three months ended April 30, 2013 we incurred $214,926 in expenses.  These expenses consisted of $55,198 in professional fees , $6,808 in general and administrative expenses , $132,000 of exploration costs associated with diamond property and $20,720 of interest expense primarily associated with the purchase of equipment.  For the same three month period ended April 30, 2012 we incurred $19,815 in expenses.  These expenses consisted of $3,100 in professional fees and $16,715 in general and administrative expenses.

The following table provides selected financial data about our company for the period ended April 30, 2013.

Balance Sheet Data:	April 30, 2013
Cash	$ 2,176
Mineral properties & equipment	$ 2,715,966
Total assets	$ 2,718,142
Total liabilities	$ 1,968,781
Shareholders' equity	$ 749,361

ADMC Form 10-Q  April 30, 2013                                                                                                           Page 14 of 17

Cash provided by financing activities since inception through April 30, 2013 was $1,105,716 from the sale of shares of common stock.

Liquidity and Capital Resources

Our cash balance at April 30, 2013 was $2,176, with $1,449,473 in outstanding current liabilities.  Our plan of operation for the next twelve months is to continue our exploration efforts, either on our current claim or possibly on another mineral property if we are able to find one with better prospects than our current property.  During the quarter ended April, 2013 we incurred $132,000 in mineral exploration in Venezuela.

In January 2013 the Company signed a financing agreement for $3,200,000 and has obtained a total of $420,000 to date. An additional $2,780,000 is available under that agreement.

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

Our agreement with Kansai requires us to spend $60,000 per month on CMA and an additional $230,000 in capital costs.  These costs are needed to re-start the diamond processing plant which is needed for bulk testing of the diamond concession.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ADMC Form 10-Q  April 30, 2013                                                                                                           Page 15 of 17

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

Effective November 27, 2012, our stock symbol changed from “IXPL” to “ADMC” to better reflect the new name of our company.  The symbol change became effective with the Over-the-Counter Bulletin Board at the opening of trading on November 27, 2012.

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

ADMC Form 10-Q  April 30, 2013                                                                                                           Page 16 of 17

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 19, 2013

Americas Diamond Corp., Registrant

By: /s/ Daniel Martinez

______________________________

Daniel Martinez, President and Chief Executive Officer,

Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 19, 2013

Americas Diamond Corp., Registrant

By: /s/ Daniel Martinez

______________________________

Daniel Martinez, President and Chief Executive Officer,

ADMC Form 10-Q  April 30, 2013                                                                                                           Page 17 of 17