Form 10-Q
period 2013-07-31
Americas Diamond Corp.
filed 2013-09-23
CIK 1486315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES [X] NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [ X ] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]  NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  31,891,630 shares as of September 23, 2013

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended July 31, 2013, prepared by the Company, immediately follow.

AMERICAS DIAMOND MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

(Unaudited)

	July31,	January 31,
	2013	2013

ASSETS

Current assets:
Cash and cash equivalents	$ 2,176	$ 9,550
Prepaid expenses	-0-	2,292

Total current assets	2,176	11,842

Mineral properties (Note 2 and 3)	980,966	980,966

Plant and equipment	1,735,000	1,735,000

Other deferred costs	-0-	-0-

Total assets	2,718,142	2,727,808

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable (Note 4)	$ 520,880	$ 593,256
Accrued liabilities	43,593	40,457-
Equipment Note payable (Note 4 and 8)	840,000	840,000
Shares to be issued (Note 5)	45,000	790,716
Total current liabilities	1,449,474	2,264,429

Long term Liabilities
Long term equipment note	519,307	545,000

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

AMERICAS DIAMOND MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Six Month Ended July 31, 2013	Six Months Ended July 31, 2012	January 6, 2010 (Inception) through July 31, 2013

EXPENSES
Professional fees	115,198	17,670	189,765
General and administration	30,108	5,000	58,124
Depreciation	-0-	-0-	-0-
	145,206	22,670	247,889

Loss before other items	(145,206)	(22,670)	(247,889)
Other items
Interest and other income (expense)	(40,728)	-0-	(40,728)
Mineral property evaluation	(264,000)	(-0-)	(304,000)
	(304,728)	(-0-)	(344,728)
Loss for the period	$ (449,924)	$ (22,670)	$ (356,355)

Basic and fully diluted loss per share	$ (0.001)	$ (0.001)	$ (0.001)

Weighted average number of shares outstanding	31,891,630	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAS DIAMOND MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(Unaudited)

	Six Months Ended July 31, 2013	Six Months Ended July 31, 2012	January 6, 2010 (Inception) through July 31, 2013

Operating activities
Loss for the period	(214,926)	(22,662)	(356,355)
Items not affecting cash:
Stock based compensation	-0-	-0-	37,500
Depreciation	-0-	-0-	(-0-)
Sub-total	(214,926)	(22,662)	(318,855)
Changes in non-cash working capital items	-0-	(10,000)	-0-
Deposits	-0-	-0	1,385,000
Equipment debt	2,292	-0-	-0-
Prepaid expense	(72,432)	2.440	526,973
Accounts payable and accrued liabilities	(292,593)	(10,222)	(1,593,118)

Investment activities
Mineral properties and deferred exploration costs	(-0-)	(-0-)	(980,966)
Purchase of plant and equipment	(-0-)	(-0-)	(1,735,000)
Other deferred costs	-0-	-0-	-0-
Cash provided by (used by) investment activities	(-0-)	(-0-)	(2,715,966)

Financing activities
Share capital issued-net of issuance costs	1,045,716	-0-	1,105,716
Share subscriptions	(745,716)	-0-	45,000
Repayment of equipment debt	(25,643)	-0-	(25,643)

Cash provided by financing activities	274,307	-0-	850,716

Increase (decrease) in cash and cash equivalents during the period	(18,286)	(10,222)	2,176

Cash and cash equivalents, beginning of the period	20,461	30,683	-0-

Cash and cash equivalents, end of the period	2,176	20,550	2,176

Supplementary information:
Interest paid (received), net	$ 20,727	$ -0-	$ 20,727

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAS DIAMOND MINING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

July 31, 2013

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

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of July31, 2013 is not needed.

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

There were no stock options, or convertible notes or convertible preferred stock outstanding at July 31, 2013 and January 31, 2013.

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

In addition SUDAM agreed to spend the following amounts:

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

See Note 8 Subsequent event

NOTE 3 - MINERAL PROPERTIES AND PROPERTIES, PLANT AND EQUIPMENT

Our major components of mineral properties and properties, plants and equipment are:

	April 30,	July 31,
	2013	2013

Mine and Mill Equipment	$1,735,000	$1,735,000
Mineral Properties	980,966	980,966
	$2,715,966	2,715,966
Less: accumulated depreciation, depletion and amortization	-0-	-0-
Net carrying value	$2,715,966	2,715,966

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

See Note 8 Subsequent event

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

Total due

$1,385,000

NOTE 5 - SHARES TO BE ISSUED

The Company is obligated to issue shares either for services, property purchase agreements or for cash.

	April 30,	July31,
	2013	2013

Services (55,000 shares)	$-0-	27,500
Mineral Properties (250,000 shares)	-0-	125,000
Purchase of SUDAM (971,695 shares)	-0-	488,216
Cash	45,000	150,000
Total	$45,000	790,716

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

We do not have an accrual for uncertain tax positions as of July 31, 2013. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operating Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 7 - CAPITAL STOCK

Common Stock

As of January 31, 2013, the Company had 30,000,000 share of its $0.001 par value common stock issued and outstanding as of July 31, 2013 the Company had 31,891,630 shares issued and outstanding.

Warrants and Options

As of July 31, 2013 and January 31, 2013, the Company had no warrants or options for the purchase of shares of common stock issued and outstanding:

NOTE 8 - RELATED PARTY TRANSACTIONS

SUDAM was acquired by Americas Diamond Corporation and the president and CEO of both companies is Daniel Martinez.

NOTE 9 - FINANCIAL CONDITION AND GOING CONCERN

As of July 31, 2013, the Company had cash on hand as of $2,176 and a working capital deficit of approximately $1,447,298 and has incurred a loss from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. Subsequent to the date of this financial statement an agreement was reached with Americas Diamond Corporation to acquire SUDAM effective April 30, 2013.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

None

NOTE 11 – MINING LEASE AND OPTION TO PURCHASE

Natal Diamond Project

The Company purchased SUDAM which owns equipment and an option to purchase the mining leases associated with the Natal Diamond Project as a result of the Asset Purchase agreement with Kansai Mining as discussed in Note 2.

NOTE 12 – SUBSEQUENT EVENTS

In September the financing agreement was in default and as result the Company relinquished back the Diamond Project to its original owner, Kansai Mining Company.  The Company will write off all costs associated with this project in the next quarter.

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

We are an exploration stage company and have generated minimal revenues since inception (January 6, 2010) and have incurred $650,400 in expenses through July 31, 2013.

For the six months ended July 31, 2013 we incurred $650,400 in expenses.  These expenses consisted of $110,200 in professional fees, $12,200 in general and administrative expenses, $528,000 of exploration costs associated with diamond property and $41,4400 of interest expense primarily associated with the purchase of equipment.  For the same six month period ended July 31, 2012 we incurred $22,670 in expenses.  These expenses consisted of $ 5,000 in professional fees and $17,670 in general and administrative expenses.

The following table provides selected financial data about our company for the period ended July 31, 2013.

Balance Sheet Data:

    07/31/13

Cash

$       2,176

Mineral properties & equipment

$2,715,966

Total assets

$2,718,142

Total liabilities

$1,968,781

Shareholders' equity

$   749,361

Cash provided by financing activities since inception through July 31, 2013 was $1,105,716 from the sale of shares of common stock.

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

Our agreement with Kansai requires us to spend $60,000 per month on CMA and an additional $230,000 in capital costs.  These costs are needed to re-start the diamond processing plant which is needed for bulk testing of the diamond concession. During the quarter Kansai agreed to reduce these costs to $30,000 per month however in September our financing agreement was in default and we no longer were able to meet those obligations. As result we return the property back to Kansai.  All costs previously capitalized will be written off in our next financial statement.

The Company has had positive discussion with acquiring oil and gas assets and positive discussions with a new financing group. We are hopeful that both agreement may be completed by the end of October. There can be no assurance that we will be successful in this effort.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

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

September 23, 2013

Americas Diamond Corp., Registrant

By:

/s/ Daniel Martinez

______________________________

Daniel Martinez, President and Chief Executive Officer,

Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 23, 2013

Americas Diamond Corp., Registrant

By:

/s/ Daniel Martinez

______________________________

Daniel Martinez, President and Chief Executive Officer,