Form 10-Q/A
period 2013-07-31
Americas Diamond Corp.
filed 2013-12-23
CIK 1486315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]  NO[X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  31,891,630 shares as of September 23, 2013

Explanatory Note

Americas Diamond Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 23, 2013 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

December 23, 2013

Americas Diamond Corp., Registrant

By:

/s/ Daniel Martinez

______________________________

Daniel Martinez, President and Chief Executive Officer,

Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 23, 2013

Americas Diamond Corp., Registrant

By:

/s/ Daniel Martinez

______________________________

Daniel Martinez, President and Chief Executive Officer,

2