Form 10-Q
period 2013-10-31
Americas Diamond Corp.
filed 2013-12-23
CIK 1486315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

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

YES [   ]  NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  31,891,630 shares as of December 20, 2013

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended October 31, 2013, prepared by the Company, immediately follow.

AMERICAS DIAMOND MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

(Unaudited)

	October 31,	January 31,
	2013	2013

ASSETS

Current assets:
Cash and cash equivalents	$ 576	$ 9,550
Prepaid expenses	-0-	2,292

Total current assets	576	11,842

Mineral properties (Note 2 and 3)	-0-	980,966

Plant and equipment	-0-	1,735,000

Other deferred costs	15,000	-0-

Total assets	15,576	2,727,808

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable (Note 4)	$ 531,540	$ 593,256
Accrued liabilities	88,593	40,457
Equipment Note payable (Note 4 and 8)	-0-	840,000
Shares to be issued (Note 5)	45,000	790,716

Total current liabilities	665,130	2,264,429

Long term Liabilities
Long term equipment note	-0-	545,000

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock (Note 7) ($0.001 par value)
Authorized- 375,000,000 common shares with $0.001 par value
Issued and outstanding-
31,891,630 common shares (January 31, 2013 – 30,000,000)	31,891	30,000
Additional paid-in capital	1,073,825	30,000
Deficit	(1,755,274)	(141,621)

Total stockholders' equity	(649,558)	(81,621)

Total liabilities and stockholders’ equity	$ 15,576	$ 2,727,808

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAS DIAMOND MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended October 31, 2013	Nine Months Ended October 31, 2012	January 6, 2010 (Inception) through October 31,2013

EXPENSES
Professional fees	172,797	21,633	247,364
General and administration	30,108	12,770	66,424
Depreciation	-0-	-0-	-0-
Sub-total expenses	203,005	34,403	313,788

Loss before other items	(203,005)	(34,403)	(313,778)
Other items
Interest and other income (expense)	(35,781)	-0-	(26,519)
Mineral property costs	(1,374,966)	(-0-)	(1,414,966)
	(1,415,694)	(-0)	(1,441,485)
Loss for the period	$ (1,613,652)	$ (34,403)	$ (1,755,273)

Basic and fully diluted loss per share	$ (0.001)	$ (0.001)	$ (0.001)

Weighted average number of shares outstanding	31,891,630	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAS DIAMOND MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(Unaudited)

	Nine Months Ended October 31, 2013	Nine Months Ended October 31, 2012	January 6, 2010 (Inception) through October 31, 2013

Operating activities
Loss for the period	(1,613,652)	(22,670)	(1,755,273)
Items not affecting cash:
Stock based compensation	-0-	-0-	37,500
Depreciation	-0-	-0-	(-0-)
Sub-total	(1,613,652)	(22,670)	(1,717,773)
Changes in non-cash working capital items
Other	-0-	(10,000)	15,000
Equipment debt	(1,385,000)	-0-	-0-
Prepaid expense/other asset	12,708	-0-	88,592
Accounts payable and accrued liabilities	(69,184)	2,440	481,889
	(3,006,992)	(10,222)	(1,132,192)

Investment activities
Mineral properties and deferred exploration costs	980,966	(-0-)	-0-
Purchase of plant and equipment	1,735,000	(-0-)	-0-
Other deferred costs	-0-	-0-	-0-
Cash provided by (used by) investment activities	2,715,966	(-0-)	-0-

Financing activities
Share capital issued-net of issuance costs	1,045,716	-0-	1,105,716
Share subscriptions	(745,716)	-0-	45,000
Cash provided by financing activities	300,000	-0-	1,150,716

Increase (decrease) in cash and cash equivalents during the period	(8,974)	(10,222)	576

Cash and cash equivalents, beginning of the period	9,550	30,683	-0-

Cash and cash equivalents, end of the period	576	20,550	576

Supplementary information:
Interest paid (received), net	$ 20,727	$ -0-	$ 20,727

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAS DIAMOND MINING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

October 31, 2013

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Americas Diamond Mining Corporation. was engaged in the acquisition and exploration of diamond mining projects in the Americas. The Company was focused on developing its existing mining properties in South America and acquiring and developing new mines with the expectation that the properties can enter production within 24 months. The Company operated in one reporting segment. During this period the Company terminated its agreement on the diamond mining project and wrote off all capitalized costs associated with the project.

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

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of October 31, 2013 is not needed.

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no mining projects in production as of October 31, 2013, and the asset retirement obligations are usually created as part of the production process. Accordingly, at October 31, 2013, the Company had no asset retirement obligations.

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

There were no stock options, or convertible notes or convertible preferred stock outstanding at October 31, 2013 and January 31, 2013.

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

NOTE 2 – ACQUISITION OF ASSETS AND TERMINATION

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

There were no material relationships among the Company and Kansai Mining or any of their respective affiliates. It is the policy of the Company to segregate each of its mining projects into separate, wholly owned special purpose vehicles, for the purposes of risk mitigation and financing. The Asset Purchase Agreement was executed as the Company believes that it has the resources to develop the mineral rights related to the projects acquired however in September 2013 the financing agreement was breached and the Company terminated the Asset Purchase Agreement and the property reverted back to Kansai Mining Corporation. The Company wrote off all capitalized costs associated with the purchase.

NOTE 3 - MINERAL PROPERTIES AND PROPERTIES, PLANT AND EQUIPMENT

Our major components of mineral properties and properties, plants and equipment are:

	October 31,	January 31,
	2013	2013

Mine and Mill Equipment	$-0-	$$1,735,000
Mineral Properties	-0-	980,966
	-0-	2,715,966
Less: accumulated depreciation, depletion and amortization	-0-	-0-
Net carrying value	$-0-	$2,715,966

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

In September 2013 the financing agreement was in default and as result the Company relinquished back the Diamond Project to its original owner, Kansai Mining Company.  The Company has written off all costs associated with this project.

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

In September 2013 the financing agreement was in default and as result the Company relinquished back the Diamond Project to its original owner, Kansai Mining Company.  The Company has written off all costs associated with this project.

NOTE 5 - SHARES TO BE ISSUED

The Company is obligated to issue shares either for services, property purchase agreements or for cash.

	Oct 31,	Jan 31,
	2013	2013

Services (55,000 shares)	$-0-	$27,500
Mineral Properties (250,000 shares)	-0-	125,000
Purchase of SUDAM (971,695 shares)	-0-	488,216
Cash	45,000	150,000
Total	$45,000	$790,716

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

Warrants and Options

As of October 31, 2013 and January 31, 2013, the Company had no warrants or options for the purchase of shares of common stock issued and outstanding:

NOTE 8 - RELATED PARTY TRANSACTIONS

SUDAM was acquired by Americas Diamond Corporation and the president and CEO of both companies is Daniel Martinez.

NOTE 9 - FINANCIAL CONDITION AND GOING CONCERN

As of October 31, 2013, the Company had cash on hand as of $576 and a working capital deficit of approximately $680,238 and has incurred a loss from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies. Subsequent to the date of this financial statement an agreement was reached with Americas Diamond Corporation to acquire SUDAM effective April 30, 2013.

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

In September 2013 the financing agreement was in default and as result the Company relinquished back the Diamond Project to its original owner, Kansai Mining Company.  The Company has written off all costs associated with this project.

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

We acquired SUDAM effective January 31, 2013. SUDAM owned a diamond processing plant in Venezuela and had an option to acquire Compania Minera Adamantine (“CMA”) which owns the Natal I and Natal II diamond concessions in Venezuela.  As a result of this acquisition the Company ceased to be “shell company”.  In September 2013 our financing agreement was breached and the Company could not meet its obligations under the Asset Purchase Agreement and the assets reverted back to the Kansai Mining Corporation (SUDAM had previously acquired the assets from Kansai prior to the sale of SUDAM to ADMC.

Results of Operations

We are an exploration stage company and have generated minimal revenues since inception (January 6, 2010) and have incurred $1,755,273 in expenses through October 31, 2013.

For the nine months ended October 31, 2013 we incurred $1,613,652 in expenses.  These expenses consisted of $172,797 in professional fees primarily associated with the diamond project, $31,108 in general and administrative expenses, $1,374,966 of  costs associated written off with diamond property and $40,728 of interest expense primarily associated with the purchase of equipment.  For the same nine month period ended October 31, 2012 we incurred $34,403 in expenses.  These expenses consisted of $ 21,633 in professional fees and $12,770 in general and administrative expenses.

The following table provides selected financial data about our company for the period ended October 31, 2013.

Balance Sheet Data:

  10/31/13

Cash

$        576

Other Assets

$   15,000

Total assets

$   15,576

Total liabilities

$ 665,132

Shareholders' equity

$(649,558)

Cash provided by financing activities since inception through October 31, 2013 was $1,105,716 from the sale of shares of common stock.

Liquidity and Capital Resources

Our cash balance at October 31, 2013 was $576, with $649,558 in outstanding current liabilities.  Our plan of operation for the next twelve months is to continue our exploration efforts, either on our current claim or possibly on another mineral property if we are able to find one with better prospects than our current property.  During the period ended October, 2013 we expensed $1,374,966 in mineral exploration in Venezuela.

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

Our agreement with Kansai requires us to spend $60,000 per month on CMA and an additional $230,000 in capital costs.  These costs are needed to re-start the diamond processing plant which is needed for bulk testing of the diamond concession.  During the quarter Kansai agreed to reduce these costs to $30,000 per month however in September our financing agreement was in default and we no longer were able to meet those obligations.  As result we return the property back to Kansai.  All costs previously capitalized were  written off in our financial statement.

The Company has had positive discussion with acquiring oil and gas assets and positive discussions with a new financing group.  We are hopeful that both agreements may soon be completed.  There can be no assurance that we will be successful in this effort.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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