Form 10-K
period 2014-01-31
Americas Diamond Corp.
filed 2014-05-29
CIK 1486315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]

Commission file number	000-54666
AMERICAS DIAMOND CORP.
(Exact name of registrant as specified in its charter)
Nevada	27-1614533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2nd Floor, Berkeley Square House, Berkeley Square London, United Kingdom	W1J 6BD
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	+44 207 887 6189

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

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

Yes [ ] No [X]

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
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2013 was $3,982,661 based on a $0.16 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
48,361,630 common shares as of May 20, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ADMC SEC form 10K  January 31, 2014                                                                                                        Page 2 of 48

AMERICAS DIAMOND CORP.

TABLE OF CONTENTS

PART I

4

Item 1.

Business

4

Item 1A.

Risk Factors

8

Item 1B.

Unresolved Staff Comments

11

Item 2.

Properties

11

Item 3.

Legal Proceedings

16

Item 4.

Mine Safety Disclosures

16

PART II

16

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

16

Item 6.

Selected Financial Data

18

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

23

Item 8.

Financial Statements and Supplementary Data

23

Item 9.

Changes in and Disagreements with Accountants on Financial Disclosure

38

Item 9A.

Controls and Procedures

38

Item 9B.

Other Information

39

PART III

39

Item 10.

Directors, Executive Officers and Corporate Governance

39

Item 11.

Executive Compensation

42

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

44

Item 13.

Certain Relationships and Related Transactions, and Director Independence

45

Item 14.

Principal Accounting Fees and Services

45

PART IV

46

Item 15.

Exhibits, Financial Statement Schedules

46

SIGNATURES

48

ADMC Form 10K January 31, 2014                                                                                                                   Page 3 of 48

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Americas Diamond Corp. and our wholly owned subsidiary, SUDAM Diamonds Ltd., a United Kingdom company, unless otherwise indicated.

Company Information

Our company was incorporated in the State of Nevada on January 6, 2010 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and limited operating history. Our principal offices are located at 2nd Floor, Berkeley Square House, Berkeley Square London, United Kingdom, W1J 6BD. Our telephone number is +44 207 887 6189. We plan to move our principal office to Independence, Kansas where the oil properties we purchased in January 2014 are located.

On September 14, 2010, we issued a total of 3,000,000 shares of common stock to 26 unrelated shareholders for cash at $0.015 per share for a total of $45,000 pursuant to the S-1 Registration Statement we filed with the US Securities and Exchange Commission.

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

Our subsidiary, SUDAM Diamonds Ltd., was dissolved on May 13, 2014.

Company Overview

We intend to change our name to Midwest Oil and Gas Inc. to better reflect our current business.

We are an oil and gas company dedicated to sourcing and securing domestic energy solutions through the exploration, development

ADMC Form 10K January 31, 2014                                                                                                                   Page 4 of 48

and production of onshore oil and natural gas reserves to maximize shareholder value.

We are focused on enhancing shareholder value through the exploration and development of our assets, with the objective of taking projects, if warranted, to the production stage.

We are focused on becoming a leading player in the Mississippi Lime through the development of its acreage.  In addition to the production and returns on investment found within its existing acreage, management are continually working towards the acquisition of further properties in proven resource areas in the United States.

Having strategically acquired key assets in the resource-rich Midwest state of Kansas, in close proximity to prolific production and established infrastructure management’s strategy to achieve these objectives combines focusing on increasing existing production through low-risk production enhancement opportunities, further development of production acreage to realize full reserve potential whilst maintaining low overheads to maximize shareholder value.

Our company combines today’s technologies with an experienced, driven executive management team and consulting specialists to secure America’s energy independence whilst providing maximum returns for investors.

As consumption and demand for oil and gas rises throughout North America, we’re seeking to explore, develop and produce fuels from some of the world’s richest resources.

Our Current Business

We are an exploration stage company involved in oil and gas.

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

Also effective January 23, 2013, we entered into a share issuance agreement with Asia Pacific Capital Ltd., whereby Asia Pacific shall make available up to $3,200,000 by way of advances until the completion date of January 22, 2015 in accordance with the terms of the share issuance agreement. The completion date may be extended for an additional term of up to twelve months at the option of our company or Asia Pacific upon written notice on or before the completion date in accordance with the notice provisions of the share issuance agreement. The agreement with Asia Pacific was breached in September 2013 and is no longer in effect.

Effective February 25, 2013, we entered into a stock purchase agreement among SUDAM Diamonds Ltd. and Daniel Martinez, our president and director, pursuant to which our company proposed to acquire 100% of the outstanding capital stock of SUDAM in consideration of the issuance of an aggregate of 1,221,695 shares of our common stock, in addition to the assumption of SUDAM's obligations pursuant to a letter of agreement dated January 16, 2013 with Kansai Mining Corporation, a British Columbia, Canada corporation. Subject to closing of the stock purchase agreement SUDAM shall became a wholly owned subsidiary of our company. Upon closing, 250,000 of the 1,221,695 common shares were issued to Kansai, with the balance being issued to various creditors of SUDAM. These shares were issued.

Pursuant to the Kansai Agreement, SUDAM held an option to purchase from Kansai a 3-stage diamond recovery plant and related equipment located in Venezuela, as well as 100% interest in Compania Minera Adamantine CA ("CMA"), a Venezuelan company which holds two Venezuelan diamond concessions, Natal I and Natal II. The option to purchase the recovery plant and equipment could be exercised by making aggregate cash payments of $1,735,000 within a 24 month period beginning March 23, 2012 with interest accruing on the purchase price at 6% per annum. SUDAM held title to the assets pending satisfaction of the purchase price, however ownership of the assets and any of our common shares issued to Kansai would be forfeited to Kansai in full if any installment of the purchase price remained in arrears for over 30 days following a notice of default. Late payments would accrue interest at 18% per annum. Approximately $350,000 of the purchase price was satisfied by SUDAM. As of January 31, 2013 payments to Kansai as well as the obligation for CMA were not met.

ADMC Form 10K January 31, 2014                                                                                                                   Page 5 of 48

In September 2013, the financing agreement was in default and as result our company relinquished back the diamond project to its original owner, Kansai Mining Company. Our company wrote off all costs associated with this project.

On January 27, 2014, we entered into an agreement to purchase certain oil and gas leases in the State of Kansas, from Intrepid Resources Corporation LLC.  See also Properties. We plan to move our principal office to Independence, Kansas which is within 50 miles of where these oil and gas leases are located.

This agreement closed on April 21, 2014.  Pursuant to the agreement, Intrepid transferred the leases to a newly incorporated subsidiary while retaining an additional 12.5% royalty interest in the leases and then transferred all of the issued and outstanding shares of the new subsidiary to our company.

Our agreement to acquire the leases from Intrepid will involve a total consideration of $6,000,000 to be paid in $3,000,000 cash and $3,000,000 in restricted common shares of our company.  The cash payment of $3,000,000 to Intrepid will be paid in:

a.

a payment of $75,000 within 10 days from April 21, 2014 (of which $65,000 has been paid);

b.

a payment of $75,000 within 60 days from signing the agreement (unpaid); and

c.

a promissory note of $2,850,000 with an annual interest rate of 3.0%.  Monthly interest only payments made 60 days from April 21, 2014. Payments on the principal of the note will commence no later than August 1, 2014 and will be the greater of $20,000 or 50% of the net cash flow from production of the leases.

The payment of $3,000,000 in common shares of our company were paid on closing on April 21, 2014 at a deemed price of $0.20 per share for an aggregate of 15,000,000 common shares of our company.

Pursuant to this agreement, Intrepid retained a security interest in the leases, property, equipment and other assets.  Our company’s current leases are all located in Montgomery County called:  Bell, Brimer and Springer.  Theses leases are located within the prolific Mississippi Lime in the Midwest state of Kansas. The acreage offers an opportunity for success in gas and oil production through drilling and working over existing wells. In addition, the area is suitable for water remediation and disposal and the generation of renewable energy through wind turbines.

The Mississippi Lime Formation is a conventional limestone reservoir that responds well to unconventional technologies, due to the heterogenic porosity development within the Mississippian formations it is advantageous to drill horizontal wells to interconnect a larger percentage of porosity with one well bore.

Based on an independent technical report the potential for the Mississippi Lime within the Montgomery County Opportunity is projected to be over 6,254,640 million barrels of oil (“MMBO”). This is based in part on comparison with a very productive Mississippi Lime field, the Elk City Field in the Mississippi Lime, for which porosity can range 5-40% and permeability is over 0.1 millidarcies (“MD”). The Elk City Field has produced over 63 MMBO and 128 billion cubic feet of gas from the Mississippi Lime Formation.

The Montgomery County Opportunity has been valued at $1,051,995,586 using prescribed allowances set forth by the Kansas Department of Revenue Oil and Gas Division. This value is not equivalent to cash price or a fair market valuation. This includes including all equipment above and below ground equipment including tank batteries.

Market, Customers and Distribution Methods

Although future market conditions cannot be predicted, several large and well capitalized markets for oil and gas exist throughout the world. Such markets include a very sophisticated futures market for the pricing and delivery of oil and gas. The price for oil and gas is affected by a number of global factors, including economic strength and resultant demand for oil and gas, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for oil and gas.

The oil and gas industry is highly speculative and of a very high risk nature. As such, oil and gas activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome.

The oil and gas industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price, foreign currency exchange rates, and capital and operating costs), and political conditions (which could

ADMC Form 10K January 31, 2014                                                                                                                   Page 6 of 48

affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the oil and gas activities are subject to all hazards incidental to oil and gas exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Competition

We are a junior oil and gas exploration company. We compete with other oil and gas exploration companies for financing and for the acquisition of new oil and gas properties. Many of the oil and gas exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their oil and gas properties and on development of their oil and gas properties. In addition, they may be able to afford more technical expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having oil and gas properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our oil and gas properties.

We also compete with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may impact our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors. We also compete with other junior and senior oil and gas exploration companies for available resources, including, but not limited to, professional geologists and engineers, equipment, exploration supplies and drill rigs.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Government Regulation

Our oil and gas operations are subject to various United States and International federal, state/provincial and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark. We have established a website and maintain the domain www.americsdiamondcorp.com, mwoilgas.com, mwoilandgas.com and midwestog.com

Research and Development Costs During the Last Two Years

We did not spend any funds on research and development over the last two fiscal years.

ADMC Form 10K January 31, 2014                                                                                                                   Page 7 of 48

Employees

Our only employees are our officers and directors, Thomas L. Crom, III and Daniel Martinez. Mr. Crom currently devotes 20-40 hours per week to company matters and Mr. Martinez currently devotes 10-20 hours per week to company matters.

Effective December 1, 2012, our company entered into an two year employment agreement with Daniel Martinez, whereby Mr. Martinez has agreed to perform services as president, chief executive officer and director of our company on a continuing basis.  As compensation, we have agreed to pay Mr. Martinez an initial salary of US$6,000 per month.

Effective January 23, 2013, our company entered into an employment agreement with Thomas L. Crom, III, whereby Mr. Crom has agreed to perform services as chief financial officer, secretary, and treasurer of our company on a continuing basis.  As compensation, we agreed to pay Mr. Crom an initial salary of US$6,000 per month and to issue 30,000 shares of our company's common stock per month, for an aggregate of 90,000 shares per quarter, within the initial term.  As a signing bonus, our company agreed to issue 25,000 shares of our common stock to Mr. Crom  In February 2013, we issued the 25,000 shares to Mr. Crom and on May 15, 2014, we issued 390,000 shares to Mr. Crom which was the balance owed as of January 31, 2014.

Both Messrs. Crom and Martinez are also entitled participate in a bonus pool consisting of 5% of the net cash flow from operations. Each is entitled to a minimum participation of 20% of the bonus pool. To date our company has had negative net cash flow from operations and no other persons are entitled to any participation.

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

We were incorporated in January 2010 and have only recently started our exploration activities. We have not, to date, realized any revenues. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss was $2,046,673 from inception to January 31, 2014. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

ADMC Form 10K January 31, 2014                                                                                                                   Page 8 of 48

•

our ability to locate a profitable mineral property;

•

our ability to generate revenues, and

•

our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our oil and gas properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

Because of the inherent dangers involved in oil and gas exploration, there is a risk that we may incur liability or damages, which could hurt our financial position and possibly result in the failure of our business.

The search for valuable oil and gas involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

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

Because our officers and/or directors do not have any formal training specific to the technicalities of oil and gas exploration or production, there is a higher risk our business will fail.

Our officers and directors have no formal training as geologists or in the technical aspects of management of an oil and gas company. Their prior business experiences have primarily been in finance and management. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches oil and gas companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our officers and directors have other outside business activities and will only be devoting approximately 10-40 hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because our officers and directors have other outside business activities and will only be devoting 10-40 hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result, exploration, operations or development of the property may be periodically interrupted or suspended.

One of our officers and our sole director lives outside the United States, making it difficult for an investor to enforce liabilities in foreign jurisdictions.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on our company within the United States. However, since one of our officers and our sole director resides outside the United States, substantially all or a portion of their assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon them or to enforce against them judgments obtained in

ADMC Form 10K January 31, 2014                                                                                                                   Page 9 of 48

United States courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state thereof.

Risks Related to the Market for our Stock

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry; customer demand for our products; investor perceptions of our industry in general and our company in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant stockholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

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

ADMC Form 10K January 31, 2014                                                                                                                   Page 10 of 48

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

Item 1B.

Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Properties

Our offices are located at 2nd Floor, Berkeley Square House, Berkeley Square, London, United Kingdom, W1J 6BD. The telephone number is +44 207-887-6189. Management believes the current premises are not sufficient for its future needs. The approximate monthly rent is US $510.  We plan to move our principal office to Independence, Kansas where the oil properties we purchased in January 2014 are located.

Kansas Acquisition

On January 27, 2014, we entered into and closed an asset purchase agreement with an unrelated third party to acquire three oil and gas leases.  The interests purchased by our company are leases to the following properties:

Brimer Lease

The Brimer lease measures approximately 177.0 acres and is located in Rutland, Montgomery County, Kansas. Legal well spacing in the state of Kansas is 330’ for gas and combination wells and 165’ for oil wells which allows for a potential 24 wells to be spaced on the location.

The lease currently holds 13 oil wells, with a gas pipeline “hot” tap located on premises. The assessed value per well which includes all rod and tubing above ground and below and shallow depth is considered $511,100. The total equipment on the lease is estimated to be $627,100 which includes the tank battery.

The wells on the lease were last actively produced in March 2013 when they produced approximately 32 bopd (barrels of oil per day). The lease is located within the depths of the Weiser sands where it is feasible to project production of 58 bopd. Multiplying the present worth factors set by the state of Kansas the estimated income stream per 12 months is $1,923,964 using the present stock prices at $92.00 per barrel that is set by the state of Kansas to be used for valuation purposes.

ADMC Form 10K January 31, 2014                                                                                                                   Page 11 of 48

The lease also has a value including all equipment and injection system, above and below ground equipment including tank battery of $452,369,925 as derived using prescribed allowances set forth by the Kansas Department of Revenue Oil and Gas Division.

The Springer lease measures approximately 302 acres and is located in Rutland, Montgomery County, Kansas. Legal well spacing in the state of Kansas is 330’ for gas and combination wells and 165’ for oil wells which allows for a potential 41 wells to be spaced on the location

The lease currently holds 10 oil and gas wells, infrastructure and tank battery. The assessed value per well which includes all rods and tubing above ground and below and shallow depth is considered to be $511,100 and the total equipment on the lease is estimated to be $609,100 which includes the tank battery.

The wells on the lease were last actively produced in May 2011 when they produced approximately 75 bopd, in addition to gas production of 2,516 MCF (thousand cubic feet of natural gas)

Multiplying the present worth factors set by the state of Kansas the estimated income stream per 12 months is $1,816,560 using the present stock prices at $92.00 per barrel that is set by the state of Kansas to be used for valuation purposes.

The lease also has a value including all equipment and injection system, above and below ground equipment including tank battery of $299,722,830 as derived using prescribed allowances set forth by the Kansas Department of Revenue Oil and Gas Division.

Bell Lease

The Bell lease measures approximately 81 acres and is located in Rutland, Montgomery County, Kansas. Legal well spacing in the state of Kansas is 330’ for gas and combination wells and 165’ for oil wells which allows for a potential 12 wells to be spaced on the location.

The lease currently holds 5 oil wells without equipment and 2 wells ready to produce into a portable tank battery. The assessed value which includes all rod and tubing above ground and below and depth of 900-1100 ft. is considered to be $203,426 and the total equipment on the lease is estimated to be $89,100.

The wells on the lease were last actively produced in March 2012 when they produced approximately 31 bopd.

The lease is located within the depths of the Weiser sands where it is feasible to project production of 58 bopd. Multiplying the present worth factors set by the state of Kansas the estimated income stream per 12 months is $1,816,560 using the present stock prices at $92.00 per barrel that is set by the state of Kansas to be used for valuation purposes.

The lease also has a value including all equipment and injection system, above and below ground equipment including tank battery of $299,902,831 as derived using prescribed allowances set forth by the Kansas Department of Revenue Oil and Gas Division.

Development Sequence:

The Montgomery County acreages are cutting edge properties in a prime, sought after location with potential to bring in historically large amounts of oil and associated gas production.  Transmission lines are in place and in reach of the location for the gas production and the historical oil production of the area gives heed to a solid framework for the properties.

The Bell lease has 7 work-over opportunities, Brimer has 13, and the Springer lease has 10. The Bell and Brimer leases are contiguous acreage that allows for both horizontal and vertical drilling. Our company is evaluating the option to extend the Springer lease to approximately 3,000 acres.

A recommended work program would be to re-establish the production that was present in the formidable 1980’s and 1990’s.  There is also the opportunity to drill new wells into the sought after formation.  Production of theses contiguous leases are very much coveted in the area for their history of production and their potential for a deeper well to tap into multiple formations.

More formally the following makes the basis for a possible development sequence:

ADMC Form 10K January 31, 2014                                                                                                                   Page 12 of 48

1.

Schedule an inspection on entire leased acreage; gather equipment list and survey;

2.

Increase operators bond to operate wells;

3.

Schedule swabbing to be performed on shut-in wells for oil production;

4.

Put Authorization for Expenditure (“AFE”) together for equipping/re-working (up to 30) shut-in wells;

5.

Perform complete evaluation on drilling program;

6.

Put AFE together for new well locations;

7.

Drill & Complete new wells; and

8.

Develop field to include new and re-worked wells expected to exceed 40 wells.

Initial and Development Budget Proposal:

Action	Cost USD
Bond and Permitting fees	$20,000
Swabbing	$10,000
Equipping and re-working 10 shut in wells	$1,000,000
Total	$1,030,000

Secondary Development Budget Proposal:

Action	Cost USD
Bond and Permitting fees	$50,000
Swabbing	$20,000
Equipping and re-working 20 shut in wells	$2,000,000
1 Well Dry-hole cost	$300,000
Completion	$200,000
Total	$2,570,000

By researching the production of the area surrounding the Elk city acreage (Brimer, Bell and Springer leases) it would be reasonable to project a 31 Bbl of oil per well per day that is re-worked and brought back into production. That would be an increase in production for the Elk City oil and gas field of 10.3% in oil and a possible average increase of 8.9% production of gas in the Elk City field. That is a combined increase of 19.2% overall in the Elk City Field.  Current plays/production of the Elk City Field, which well depths range from 500-1200 feet, by re-working the wells that are not currently being produced.

There are several target areas within the leases that have been identified as prime drilling locations to the depth of the Mississippi Lime which have yielded in excess of 200-300 Bbl of oil a day in similar locations.  These locations and wells increase the area production to point that predictions of flow would be ten times the current daily production for the field which increases the profit margin and makes the locations significantly more valuable as the production numbers for 2013 are reported.  Current trends are showing that production numbers for 2013 in Southeast Kansas are on the incline.

The Kansas Geologic Survey projects the duration of a well’s lifespan in the state of Kansas. Currently, the well life has been determined to exceed 30 years of continuous production.

Gas production from the 5 new wells could produce 32,000,000 cubic feet of gas yearly as reported when the field was first opened.  With current technologies it is possible to reach depths below the current play that also houses gas. Some suggestions using the figures that were reported to the state by the producers that purchased the gas the flowed from the Elk City Field suggests that at yearly rate of 108,000 cubic feet of gas per well totaling for all 5 wells a yearly production figure of 540,000 cubic feet of gas could be possible with the opening of the Mississippi Lime play in this location.

In consideration for the above leases, we issued 15,000,000 restricted shares of our common stock to three US persons.  The restricted shares were valued at USD$.20 per share.  We purchased 100% of the working interest subject to a 50% net profits interest to the seller when our company has recovered 100% of its funds spent on future costs such as new wells, reworking cost and other future costs.

ADMC Form 10K January 31, 2014                                                                                                                   Page 13 of 48

Geological Setting

The Mississippi Lime Formation in Montgomery County Overview

The Mississippi Lime is having a significant resurgence in activity through the application of new drilling and completion techniques. Over the years, thousands of vertical wells have been completed in the Mississippi Lime. Vertical wells tapped small areas of the lime and production was totally dependent on porosity and permeability at that location.

Since permeability and porosity could run from nothing to 35%, success was measured on how lucky the driller was at hitting a sweet spot while wildcatting. However, current drilling technologies have made the Mississippi Lime a major target.

The Mississippi Lime is a conventional limestone reservoir that responds well to unconventional technologies; due to the heterogenic porosity development within the Mississippian formations it is advantageous to drill horizontal wells to interconnect a larger percentage of porosity with one well bore.

Fracture treatment of the formation during completion in addition to the horizontal placement of the well bore will add significant conduits for production of hydrocarbons adding significant recoverable reserves. These reserves would not be recovered with a conventional vertical well. The Mississippi Lime typically has a lower cost per well. In some cases, drilling and completion expense can total half and even a fourth of a typical unconventional well due to the low-horsepower required.

Most of the drilling concentrated on the Mississippian "Chat" at the top of section. “Chat”, which is not a geological term but a term used to describe the highly porous, water-bearing zone of reworked tripolyte that was redeposited on top of the solid member of the Mississippian formation. The "Chat" portion of the formation was considered a very good reservoir. It varied in thickness from a few feet to 80 feet and in some wells as much as 40 feet were porous.

To understand the oil placement in this area of Kansas one must look at the dynamics of the whole set of formations. On the top of the Mississippian age rocks are a group of impermeable Pennsylvanian age rocks that do not allow oil to migrate further upward. The first layer below the Pennsylvanian is the "Chat" zone mentioned above. Below the "Chat" are additional Mississippian formations called Chester, Manning, Meramec and Osage. Collectively, these are called the Mississippi Lime.

Within the last five years it has been determined that the Mississippi Lime is a valid target for horizontal drilling and vertical drilling with the current drilling technologies. Demonstrated below is the reality that the Mississippi Lime becomes a shallower drilling target in southeast Kansas than the rest of the formation play.

By passing the drill bit through nearly horizontal sections of formation one can intersect multiple porosity zones and fractures. The result is that horizontal wells can connect with far more of the oil formation than their vertical predecessors. Recent drilling has also taken advantage of the "fracking" process of completion. In this process the productive zones are fractured under pressure and those fractures are held open by the introduction of proppants (usually sand). This further enhances the amount of formation that can be drained by one well. "Fracking" has also made it possible to extract oil from low porosity and permeability zones that could not be produced from older vertical wells.

The upshot of horizontal drilling and fracking has been an exciting new oil boom that encompasses northern Oklahoma and southeastern Kansas. The average production from a vertical well in Kansas is 3 bopd with older drilling techniques. It was estimated that prior to 1985 the average well produced about 64,000 barrels of oil. These figures do not suggest big successful wells. However, if we look across the border to wells that have recently been drilled using current drilling technology, or the horizontal technique and fracking we can see why an oil boom is starting in Kansas. Oil wells have come in with initial production of over 1,000 barrels per day plus associated gas. For 860 new wells in Oklahoma the lime production averaged 297 bopd. This success is rapidly moving north.

The State of Kansas Reports that horizontal drilling nearly doubled between 2011 and 2012 and continues to increase. One recent well in Kansas began at 30 barrels of oil per hour and leveled off between 350 to 400 bopd. Between 2011 and 2012 state gas production doubled from 1.1 billion cubic feet of natural gas (BCF) to 2.4 BCF in the Mississippian lime. Oil production is rapidly climbing. There were less than 30 producing horizontal wells in 2011 and one year later there were over 130 producing wells.

ADMC Form 10K January 31, 2014                                                                                                                   Page 14 of 48

The Mississippi Lime is sometimes overlooked in discussions on U.S. shale formations. The play, straddling the Oklahoma/Kansas border, has been drilled for decades with conventional vertical drilling practices. But horizontal drilling technology and hydraulic fracturing techniques are causing Oil and Gas Producers to take a second look at the formation.  The Mississippi Lime formation compares favorably to the well-known Bakken play.

Below is a comparison between Bakken and Mississippian plays.  The Mississippian play will be slightly smaller than the Bakken but can be drilled and completed at much less cost making it an attractive target for independent drillers.

Play Attributes	Bakken Shale Play	Mississippian Limestone Play
Estimated recoverable oil	2 to 24 billion bbls[a]	5.4 to 18.9 billion bbls
Average depth to oil	~9,000 ft. (2,743 m)	~2,000 ft. (1,372 m)
Rock type	Organic-rich shale	Variety of low-permeable limestone
Average thickness	~40 ft. (12 m)	~50 ft. (15 m)
Average recoverable oil/well	~350,000-850,000 bbls[a]	~50,000-350,000 bbls[a]
Average cost per well	$7,000,000	$3,000,000 Horizontal Drilling $ 500,000 Vertical Drilling
Gravity of oil[b]	42 °API with natural gas	30 °API with (or solely) natural gas
No. of horizontal wells	~2,000 as of mid-2012	113 (as of October 2012)
Acres per well	160, 640, or 1,280	160 (as of January 2013)
Max. Production rate recorded as of Jan. 2013	~7,000 bblsa/day	~850 bblsa/day
Statewide production in 2012	360,000 bblsa/day	115,000 bblsa/day

[a] barrels of oil
[b]API gravity is an arbitrary measurement of relative density. Less dense, or lighter, petroleum products are easier to refine and, therefore, have a higher value. Heavy oils, with lower API gravities, are less valuable. A value of 30 °API or higher is considered light.

Beyond the Mississippi Lime Formation

Some of the major players in the Mississippi Lime have identified exploring the Woodford Shale, a formation beneath the Mississippian Lime. In Kansas, the formation is also known as the Chattanooga Shale. It’s 50 to 100 feet thick and runs primarily through the southeastern and south-central portions of the state.  A 2010 U.S. Geological Survey study estimated there were nearly 400 million barrels of undiscovered oil in the Woodford Shale in Oklahoma, which is very feasible to have comparable numbers in the Shale reserve that is mirrored in southeast Kansas.

The Arbuckle is yet another formation of opportunity. The Arbuckle occurs at depths ranging from about 500 feet in southeastern Kansas to more than 7,000 feet in southwestern Kansas. Arbuckle strata thicken as a whole from north to south and are thickest, up to 1,390 feet, in the southeastern corner of Kansas. It has produced 36 percent of the total oil from 21 oil fields over the last 100 years. It has been described as having columns of oil and gas, which generally are near the top.

Rocks of the Arbuckle Group are composed mostly of light gray to white vuggy, cherty dolomite. The unit has been subdivided and correlated with equivalent exposed strata in adjacent states by study of insoluble residues. Stratigraphic traps in the Arbuckle are also a possibility where porous beds within it may truncate along the flanks of an anticline. In cases such as this, the oil in the Arbuckle may not necessarily be found at the culmination, or highest point, of the anticline. Correlation and mapping of porosity zones within the Arbuckle and their subcrop pattern as they are truncated by an overlying unconformity may be useful in finding these types of stratigraphic traps.

ADMC Form 10K January 31, 2014                                                                                                                   Page 15 of 48

The Arbuckle Group consists of Upper Cambrian and Lower Ordovician deposits. Production from the Arbuckle Dolomite occurs primarily in the north central part of the area with both oil and gas being present. Production is generally found in structurally high porosity zones, many of which may be termed paleogeoraphic or erosional traps.

The group includes the Eminence Dolomite, Gasconade Dolomite, Roubidoux Formation, Jefferson City Dolomite, and Cotter Dolomite. The Eminence is Late Cambrian in age; the other formations are Early Ordovician in age. "Arbuckle" sometimes is used for all rocks between the top of the LaMotte Sandstone and the base of the Simpson Group. Some authors restrict the term "Arbuckle" to rocks of Ordovician age.

The Arbuckle Group consists mainly of white, buff, light-gray, cream, and brown crystalline dolomite. Chert is common in the upper part. Where the LaMotte Sandstone is absent, the Bonneterre Dolomite and Arbuckle rocks commonly overlie the Precambrian. The Arbuckle Group has an aggregate thickness exceeding 1,200 feet, and thickens toward Oklahoma and Missouri.

Newly submitted drilling permits and the corresponding rig counts are forward leading indicators of increasing production. All figures are reported to the Kansas Geologic Survey and the Kansas Corporation Commission. The KCC is the regulatory agency along with the Kansas Dept. of Revenue that monitor oil and gas production sold across the state.

Rig count is up in both Oklahoma and Kansas. Big and small oil companies are betting on this play to be similar but smaller than the Bakken of North Dakota.

Lease prices for land have jumped from less than $10/acre to over $1,000/acre. New technology approaches being applied to this proven area have turned around an area with declining oil production. Southeast Kansas is quickly becoming the rising star among oil and gas plays in the United States.

The emergence of horizontal drilling and fracking in the central midwest is creating oil boom that encompasses northern Oklahoma and southeastern Kansas. The average production from a vertical well in Kansas is 3 bopd with older drilling techniques. It was estimated that prior to 1985 the average well produced about 64,000 barrels of oil. These figures do not suggest big successful wells. However, if we look across the border to wells that have recently been drilled using current drilling technology, or the horizontal technique and fracking we can see why an oil industry may be beginning in Kansas. Oil wells have come in with initial production of over 1,000 barrels per day plus associated gas.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares have been quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “ADCM” since November 27, 2012.  Previously our shares were quoted on the OTCBB under the symbol "IXPL" from March 1, 2011. Our stock symbol changed from "IXPL" to "ADMC" to better reflect the new name of our company. The symbol change became effective with the OTCBB at the opening of trading on November 27, 2012.  Trading in stocks quoted on the OTCBB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTCBB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCBB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCBB issuers are

ADMC Form 10K January 31, 2014                                                                                                                   Page 16 of 48

traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

OTC Bulletin Board
Quarter Ended(1)	High	Low
January 31, 2014	$0.12	$0.08
October 31, 2013	$0.17	$0.10
July 31, 2013	$0.17	$0.15
April 30, 2013	$0.60	$0.11
January 31, 2013	$0.74	$0.52
October 31, 2012	$Nil	$Nil
July 31, 2012	$Nil	$Nil
April 30, 2012	$Nil	$Nil
January 31, 2012	$Nil	$Nil

(1) Our shares of common stock first traded on December 4, 2012.

Our common shares are issued in registered form. The stock transfer agent for our securities is Empire Stock Transfer, 1859 Whitney Mesa Dr. Henderson, NV 89014

Holders

On May 20, 2014 we have 21 shareholders and 48,361,630 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On October 15, 2013, we issued 300,000 shares of our common stock at $0. 10 per share for a total offering price of $150,000 upon the closing of a private placement.  The common shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On October 30, 2013, we issued 150,000 shares of our common stock at $0.10 per share for a total offering price of $15,000 upon the closing of a private placement.  The common shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933

On March 26, 2014, we issued 400,000 shares of our common stock at $0.10 per share for a total offering price of $40,000 upon the closing of a private placement.  The common shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

ADMC Form 10K January 31, 2014                                                                                                                   Page 17 of 48

On April 21, 2014, we issued 15,000,000 shares of our common stock at $0.20 per share for a total consideration of $3,000,000 pursuant to the terms of Asset Purchase Agreement dated January 27, 2014.  The common shares were issued to three US person based on exemptions from registration found in Section 4(2) of the Securities Act of 1933, as amended.

On May 15, 2014, we issued 400,000 shares of our common stock at $0.10 per share for a total offering price of $40,000 upon the closing of a private placement.  The common shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On May 15, 2014, we issued 390,000 shares of our common stock at a deemed price of $0.20 per share for a total price of $78,000 for services rendered to our company by our chief financial officer, Thomas L. Crom, III, pursuant to the terms of his employment agreement with our company.  The common shares were issued to one U.S. person, in a transaction relying on Regulation 144 of the Securities Act of 1933.

On May 19, 2014, we issued 350,000 shares of our common stock at $0.10 per share for a total offering price of $35,000 upon the closing of a private placement.  The common shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On May 19, 2014, we issued 330,000 shares of our common stock at a deemed price of $0.20 per share for a total price of $66,000 for services rendered to our company by our advisory board members, pursuant to the terms of their advisory board agreements.  The common shares were issued to two U.S. person, in a transaction relying on Regulation 144 of the Securities Act of 1933.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal years ended January 31, 2014 and 2013.

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

Results of Operations

Summary for years ending January 31, 2014 and 2013

		Year ended January 31, 2014		Year ended January 31, 2013		Period From January 6, 2010 (Inception) to January 31, 2014
Revenue*	$	Nil	$	Nil	$	Nil
Operating expenses		$1,905,051		$99,642		$2,046,672
Net loss		$(1,905,051)		$(99,642)		$(2,046,672)

*During the year ended January 31, 2013, our company had debt cancelled of $9,263 which our company has excluded from this table.

ADMC Form 10K January 31, 2014                                                                                                                   Page 18 of 48

 Expenses

Our operating expenses for the years ended January 31, 2014 and 2013 are outlined in the table below:

	Year ended January 31, 2014	Year ended January 31, 2013	Period From January 6, 2010 (Inception) to January 31, 2014
General and administrative	$47,755	$25,537	$84,071
Mineral property evaluation	$1,539,509	$26,000	$1,579,509
Professional fees	$317,787	$57,368	$392,355

Revenue

We have not earned any revenues from operations since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As at
	January 31,
	2014	2013
Current assets	$50	$11,842
Current liabilities	3,652,798	2,264,429
Working capital	$(3,652,748)	$(2,264,429)

Cash Flows
	Year Ended
	January 31,
	2014	2013
Cash flows from (used in) operating activities	$(1,059,390)	$(1,914,399)
Cash flows provided by (used in) investing activities	3,284,034	$(2,715,966)
Cash flows provided by (used in) financing activities	4,333,924	$790,716
Net increase (decrease) in cash during period	$(9,500)	$(10,911)

We have generated no revenue since inception and have incurred $1,579,509 in expenses through January 31, 2014. We had a net loss of $1,905,051 and $99,642 for the years ended January 31, 2014 and 2013, respectively. These expenses consisted of professional fees, administrative expenses and exploration expenses.

Our cash in the bank at January 31, 2014 was $50, with $3,652,798 in outstanding liabilities.

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

ADMC Form 10K January 31, 2014                                                                                                                   Page 19 of 48

Plan of Operation

We are now investigating other properties on which exploration could be conducted and other business opportunities to enhance shareholder value. If we are unable to find another property or business opportunity, our shareholders will lose some or all of their investment and our business will likely fail.

Critical Accounting Policies

Principles of Consolidation

We generally act as a sole proprietor, but may enter joint agreements with other companies in an effort to achieve our stated operating objectives. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts and our wholly-owned subsidiary, SUDAM Diamonds Ltd., (collectively, the “company”). SUDAM Diamonds Ltd. was dissolved on May 13, 2014. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investments

Our company measures its investments based on a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is affected by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

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

Our company categorizes its investments as either trading, available for sale, or held to maturity.  Our company does not hold any securities for trading purposes or that we believe would be considered held to maturity.  Our company’s investments are comprised of available-for-sale securities and are carried at fair value with unrealized gains and losses, net of applicable income taxes, recorded within accumulated other comprehensive income.  Our company reviews its investments quarterly for declines in market value that are other than temporary in addition to re-evaluating the investment classification.

ADMC Form 10K January 31, 2014                                                                                                                   Page 20 of 48

Fair Value of Financial Instruments

Our company’s financial instruments consist of cash and cash equivalents, investments, accounts payable, notes payables, loans from shareholders and accrued expenses. Our company considers the carrying values of its financial instruments in the financial statements to approximate their fair value due to the short term nature of such items. The fair values of our company's debt instruments are calculated based on debt with similar maturities, credit quality and current market rates of interest. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest risks arising from these financial instruments.

Concentrations

Financial instruments, which could potentially subject our company to credit risk, consist primarily of cash, cash equivalents and investments. Our company maintains its cash in bank deposit accounts insured by the Federal Deposit Insurance Corporation. Our company’s account balances, at times, may exceed federally insured limits. Our company has not experienced material losses in such accounts, and believes it is not exposed to any significant credit risk with respect to its cash accounts.

Our company’s operations are all related to the oil and gas industry. A reduction in oil and gas prices or other disturbances in the oil and gas market could have an adverse effect on our company’s operations.

Oil and Gas Properties, Oil and Gas Payments and Exploration Expenses

Our company capitalizes all costs related to the acquisition of oil and gas properties and our company expenses all costs related to the maintenance and exploration of the unproven oil and gas properties to which we have secured exploration or development rights. If and when our company has demonstrated that the oil and gas can be profitability produced, then subsequent development costs of the property will be capitalized.

Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable oil and gas reserves.

Our company assesses the carrying costs for impairment under ASC 930 Extractive Activities – Mining (AS 930) annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

ADMC Form 10K January 31, 2014                                                                                                                   Page 21 of 48

Although management has made a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon estimates of metals to be recovered from ore mineralization, and to some extent, identified resources beyond initial mineralization, future production and capital costs and estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life. It is reasonably possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. If undiscounted cash flows including an asset’s fair value are less than the carrying value of a property, an impairment loss is recognized. Our company has determined that no impairment exists pertaining to its long-lived assets.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of January 31, 2014 is not needed.

Asset Retirement Obligations

Our company follows ASC 410-20, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, our company will recognize a gain or loss on settlement. Our company has no oil and gas projects in production as of January 31, 2014, and the asset retirement obligations are usually created as part of the production process. Accordingly, at January 31, 2014, our company had no asset retirement obligations.

Income Tax

Our company accounts for income taxes under ASC 740, Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. ASC 740 also requires that uncertain tax positions are evaluated in a two-step process, whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority would be recognized.

Revenue Recognition

We plan to recognize revenue from the sale of product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collection is reasonably assured. The price to be received is based upon terms of a sales contract. Our company has not generated revenue activity for the periods presented in the consolidated financial statements.

ADMC Form 10K January 31, 2014                                                                                                                   Page 22 of 48

Stock Based Compensation

Our company has adopted ASC 718, Stock Compensation, which requires our company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. Our company has not issued stock options in 2013 or 2014. Our company issues stock for payment of certain professional fees and these stock issuances are expensed based on the market value of the stock on the date granted. Our company expenses these professional fees at the time of stock issuance as the stock issuance date approximates the date the services are performed.

Per Share Data

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, convertible notes and convertible preferred stock.

There were no stock options, warrants or convertible notes or convertible preferred stock outstanding at January 31, 2013 and 2014.

Recent Accounting Pronouncements

Fair Value Measurements and Disclosures ASC 820, Improving Disclosures about Fair Value Measurements: In January 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance intended to improve disclosures related to fair value measurements. This guidance requires significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed separately along with the reasons for the transfers. Additionally, in the reconciliation for the fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances and settlements must be presented separately (cannot net as one number). This guidance also provides clarification for existing disclosures on (i) level of disaggregation and (ii) inputs and valuation techniques. In addition, this guidance includes conforming amendments for employers’ disclosure of postretirement benefit plan assets. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are required for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material impact on our company’s consolidated results of operations or financial position.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

 As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

Our audited annual financial statements for the years ended January 31, 2014 and 2013 and cumulative from inception form part of this annual report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

ADMC Form 10K January 31, 2014                                                                                                                   Page 23 of 48

AMERICAS DIAMOND MINING CORPORATION (An Exploration Stage Company) January 31, 2014 and 2013 INDEX TO THE FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	25
Consolidated Balance Sheets at January 31, 2014 and 2013	26
Consolidated Statements of Operations for the Fiscal Year Ended January 31, 2014 and 2013 and for the Period from January 6, 2010 (Inception) through January 31, 2014	27
Statements of Cash Flows for the Fiscal Year Ended January 31, 2014 and 2013 and for the Period from January 6, 2010 (Inception) through January 31, 2014	28
Consolidated Statement of Stockholders’ Deficit for the Period from January 6, 2010 (Inception) through January 31, 2014	29
Notes to the Financial Statements	30

ADMC Form 10K January 31, 2014                                                                                                                   Page 24 of 48

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

American Diamond Corp.

I have audited the accompanying balance sheets of American Diamond Corp. (An Exploration Stage Company) as of January 31, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2014 and 2013 and for the period from January 6, 2010 (inception), to January 31, 2014.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Diamond Corp., (An Exploration Stage Company) as of January 31, 2014 and 2013, and the results of its operations and cash flows for the years ended January 31, 2014 and 2013 and the period from January 6, 2010 (inception), to January 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note # 10 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington

May 27, 2014

ADMC Form 10K January 31, 2014                                                                                                                   Page 25 of 48

AMERICAS DIAMOND MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

(Audited)

	January 31,	January 31,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$ 50	$ 9,550
Prepaid expenses	-0-	2,292

Total current assets	50	11,842

Mineral properties (Note 2 and 3)	-0-	980,966

Plant and equipment	-0-	1,735,000

Oil & Gas properties	6,000,000	-0-

Total assets	6,000,050	2,727,808

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities (Note 4)	$ 173,463	$ 633,713
Short term note-Oil purchase (Note 5)	270,000	-0-
Equipment Note payable (Note 4 )	-0-	840,000
Shares to be issued (Note 6)	3,209,335	790,716
Total current liabilities	3,652,798	2,264,429
Long term Liabilities
Long term equipment note	-0-	545,000
Long term note	548,209
Long term note-Oil purchase (Note 5)	2,730,000

Commitments and contingencies (Note11)

Stockholders' equity
Common stock (Note 8) ($0.001 par value)
Authorized 375,000,000 common shares with $0.001 par value
Issued and outstanding
31,891,630 common shares (January 31, 2013 – 30,000,000)	31,892	30,000
Additional paid-in capital	1,083,823	30,000
Deficit	(2,046,672)	(141,621)

Total stockholders' equity	(930,957)	(81,621)

Total liabilities and stockholders’ equity	$ 6,000,050	$ 2,727,808

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

ADMC Form 10K January 31, 2014                                                                                                                   Page 26 of 48

AMERICAS DIAMOND MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Audited)

	Year Ended January 31, 2014	Year Ended January 31, 2013	January 6, 2010 (Inception) through January 31 2014

EXPENSES
Professional fees	317,787	57,368	392,355
General and administration	47,755	25,537	84,071
Depreciation	-0-	-0-	-0-
	365,542	82,905	476,426

Loss before other items	(365,542)	(82,905)	(476,427)
Other items
Interest and other income (expense)	-0-	9,263	9,263
Mineral property evaluation	(1,539,509)	(26,000)	(1,579,509)
	(1,539,509)	(16,737)	(1,570,246)
Loss for the period	$ (1,905,051)	$ (99,642)	$ (2,046,672)

Basic and fully diluted loss per share	$ (0.0606)	$ (0.0033)	$ -0-

Weighted average number of shares outstanding	31,424,973	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ADMC Form 10K January 31, 2014                                                                                                                   Page 27 of 48

AMERICAS DIAMOND MINING CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(Audited)

	Year Ended January 31, 2014	Year Ended January 31, 2013	January 6, 2010 (Inception) through January 31, 2014

Operating activities
Loss for the period	(1,905,051)	(99,642)	(2,046,672)
Items not affecting cash:
Stock based compensation	99,333	37,500	136,833
Depreciation	-0-	-0-	(-0-)
Sub-total	(1,805,718)	(62,142)	(1,909,839)
Changes in non-cash working capital items
Deposits	-0-	-0-	-0-
Equipment debt	(1,385,000)	1,385,000	-0-
Short term	270,000	-0-	270,000
Other debt-oil and mining company	2,319,286		3,072,502
Prepaid expense	2,292	2,292	-0-
Accounts payable and accrued liabilities	(460,250)	599,644	173,463
	(1,059,390)	(1,914,399)	(1,606,126)
Investment activities
Mineral properties and deferred exploration costs	980,966	(980,966)	-0-
Purchase of plant and equipment	1,735,000	(1,735,000)	-0-
Oil & Gas Assets	(6,000,000)	-0-	6,000,000
Cash provided by (used by) investment activities	(3,284,034)	(2,715,966)	(6,000,000)

Financing activities
Share capital issued-net of issuance costs	1,892	-0-	31,892
Share subscriptions	1,053,823	790,716	1,083,823
Repayment of short-term loans	548,209	-0-	548,209
Other debt	2,730,000	-0-	2,730,000

Cash provided by financing activities	4,333,924	790,716	4,393,924

Increase (decrease) in cash and cash equivalents during the period	(9,500)	(10,911)	50

Cash and cash equivalents, beginning of the period	9,550	20,461	-0-

Cash and cash equivalents, end of the period	50	9,550	50

Supplementary information:
Interest paid (received), net	$ 13,860	$ -0-	$ -0-

The accompanying notes are an integral part of these consolidated financial statements.

ADMC Form 10K January 31, 2014                                                                                                                   Page 28 of 48

AMERICAS DIAMOND MINING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FROM JANUARY 10, 2010 (INCEPTION) THROUGH THE YEAR ENDED JANUARY 31, 2014

	Common Stock
	Shares	Dollars		Additional Paid-in Capital	Accumulated Deficit	Total

Inception 1/6/2010	-0-	$-0-	$	(-0-)	$-0-	$	(-0-)
Stock Issued	3,000,000	3,000		12,000			15,000
Net loss					(810)		(810)

Balances 1/31/10	3,000,000	$3,000		$12,000	$(810)		$14,190
Stock Issued	3,000,000	3,000		42,000			45,000
Net loss					(18,507)		(18,507)

Balances 1/31/11	6,000,000	6,000		54,000	(19,317)		40,683
Net loss					(22,662)		(22,662)

Balances 1/31/12	6,000,000	6,000		54,000	(41,979)		18,021
Share split	24,000,000	24,000		(24,000)
Net loss					(99,642)		(99,642)

Balances 1/31/13	30,000,000	$30,000		$30,000	$(141,621)		$(81,621)

Stock Issued	1,891,630	1,892		1,053,823			1,055,715
Net loss					(1,905,051)		(1,905,051)
Balances 1/31/14	31,891,630	$31,892		$1,083,823	$(2,046,672)		$(930,957)

The accompanying notes are an integral part of these consolidated financial statements.

ADMC Form 10K January 31, 2014                                                                                                                   Page 29 of 48

AMERICAS DIAMOND MINING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Audited)

January 31, 2014

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

We are an oil and gas company dedicated to sourcing and securing domestic energy solutions through the exploration, development and production of onshore oil and natural gas reserves to maximize shareholder value. The Company operates in one reporting segment.

PRINCIPLES OF CONSOLIDATION

We generally act as a sole proprietor, but may enter joint agreements with other companies in an effort to achieve our stated operating objectives. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts and our wholly-owned subsidiary, SUDAM Diamonds Ltd., (collectively, the “company”). SUDAM Diamonds Ltd. was dissolved on May 13, 2014. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ADMC Form 10K January 31, 2014                                                                                                                   Page 30 of 48

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

The Company’s operations are all related to the minerals and mining industry. A reduction in oil and gas prices or other disturbances in the oil and gas market could have an adverse effect on the Company’s operations.

OIL AND GAS PROPERTIES, MINERAL CLAIM PAYMENTS AND EXPLORATION EXPENSES

The Company capitalizes all costs related to the acquisition of oil and gas properties and the Company expenses all costs related to the maintenance and exploration of the unproven mineral properties to which it has secured exploration rights. If and when The Company has demonstrated that the mineralization can be profitability mined, then subsequent development costs of the property will be capitalized.

Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable oil and gas.

The Company assesses the carrying costs for impairment under ASC 930 Extractive Activities – (AS 930) annually. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the oil and gas property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. If oil and gas properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

ADMC Form 10K January 31, 2014                                                                                                                   Page 31 of 48

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

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of January 31, 2014 is not needed.

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no oil and gas projects in production as of January 31, 2014, and the asset retirement obligations are usually created as part of the production process. Accordingly, at January 31, 2014, the Company had no asset retirement obligations.

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

ADMC Form 10K January 31, 2014                                                                                                                   Page 32 of 48

REVENUE RECOGNITION

We plan to recognize revenue from the sale of product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collection is reasonably assured. The price to be received is based upon terms of a sales contract. The Company has not generated revenue activity for the periods presented in the consolidated financial statements.

STOCK BASED COMPENSATION

The Company has adopted ASC 718, Stock Compensation, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. The Company has not issued stock options in 2013 or 2014. The Company issues stock for payment of certain professional fees and these stock issuances are expensed based on the market value of the stock on the date granted. The Company expenses these professional fees at the time of stock issuance as the stock issuance date approximates the date the services are performed.

PER SHARE DATA

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, convertible notes and convertible preferred stock.

There were no stock options, warrants or convertible notes or convertible preferred stock outstanding at January 31, 2014 and 2013.

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

NOTE 2 – ACQUISITION OF ASSETS

2013 Asset Purchase Agreement – Kansai Mining Corporation

Pursuant to a 2013 Asset Purchase Agreement by and among the Company, SUDAM and Kansai Mining Corporation, the Company acquired the assets associated with a diamond project in Venezuela in two parts: first two diamond leases (Natal I and Natal II) owned by Compania Minera Adamantine (“CMA”), a corporation formed in Venezuela and the second part consisting of plant and equipment comprising a 3-stage treatment plant, a 50-70 TPH scrubber and 10 TPH DMS plant and X-Ray final recovery section from Bateman’s in South Africa.

In October 2013 the Company wrote off all capitalized costs associated with this property.

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

ADMC Form 10K January 31, 2014                                                                                                                   Page 33 of 48

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

There were no material relationships among the Company and Kansai Mining or any of their respective affiliates. It is the policy of the Company to segregate each of its mining projects into separate, wholly owned special purpose vehicles, for the purposes of risk mitigation and financing. When the Kansai Asset Purchase Agreement was executed as the Company believes that it has the resources to develop the mineral rights related to the projects acquired however in September 2013 the Company’s financing agreement was breached and the Company was not able to obtain alternative financing. As a result the Company terminated the Kansai Asset Purchase, returned the property back to Kansai and wrote off all capitalized costs associated with the property.

NOTE 3 - MINERAL PROPERTIES AND PROPERTIES, PLANT AND EQUIPMENT

Our major components of mineral properties and properties, plants and equipment are:

	January 31,	January 31,
	2014	2013

Mine and Mill Equipment	$-0-	1,735,000
Mineral Properties	-0-	980,966
	$-0-	2,715,966
Less: accumulated depreciation, depletion and amortization	-0-	-0-
Net carrying value	$-0-	2,715,966

With the acquisition of the Natal Diamond Project, we also acquired certain mining claims and permits in the transaction. These mineral rights as discussed in Note 2 were fair valued at $980,967 and are presented as Mineral Properties on the 2013 consolidated balance sheet.  Those costs were also written off in October 2013.

NOTE 4 - NOTES PAYABLE

As part of the purchase of SUDAM by Americas Diamond Corporation $488,216 of debt will be paid by the issuance of 971,695 shares of the common stock of Americas Diamond Corporation. These shares were issued during the fiscal year ended January 31, 2014.

As part of the Asset Purchase Agreement (see note 2) the Company purchased plant and equipment.

January 31, 2013
Current portion of equipment debt	$ 840,000
Long term portion of equipment debt	$ 540,000
Total due	$ 1,385,000

ADMC Form 10K January 31, 2014                                                                                                                   Page 34 of 48

NOTE 5 – PURCHASE OF OIL ASSETS

On January 27, 2014 we reached agreement to acquire the leases from an unrelated party for a total consideration of $6,000,000 to be paid in $3,000,000 cash and $3,000,000 in restricted common shares of our company.  The cash payment of $3,000,000 to the third party will be paid in:

a.

a payment of $75,000 within 10 days of the date of the agreement

b.

a payment of $75,000 within 60 days from the date of the agreement a promissory note of $2,850,000 with an annual interest rate of 3.0%.  Monthly interest only payments made 60 days from January 21, 2014. Payments on the principal of the note will commence no later than August 1, 2014 and will be the greater of $20,000 or 50% of the net cash flow from production of the leases.

The liability of $3,000,000 is reflected on the financial statement as a long term note $2,730,000 and short term liability of $270,000.  As of January 31, 2014 there is no net cash flow from production of the leases so the company’s current obligation over the next twelve months is only the minimum $20,000 monthly payment commencing August 1st .six months at $120,000 per month and the two payments of $75,000 each) for a total short term liability of $270,000

The payment of $3,000,000 in common shares of our company were paid on closing on April 21, 2014 at a deemed price of $0.20 per share for an aggregate of 15,000,000 common shares of our company.

Pursuant to this agreement, Intrepid retained a security interest in the leases, property, equipment and other assets.

NOTE 6- SHARES TO BE ISSUED

The Company is obligated to issue shares either for services, property purchase agreements or for cash.

	January 31, 2014	January 31, 2013

Services (55,000 shares-January 31, 2013)	$59,335	27,500
Properties (15,000,000 and 250,000 shares for January 31, 2014 and 2013)	3,000,000	125,000
Purchase of SUDAM (971,695 shares)		488,216
Cash (298,595 shares for January 31, 2013)	150,000	150,000
Total	$3,209,335	790,716

All shares were valued at 95% of the 10 day moving average of the share price

NOTE 7 - INCOME TAX

The Company had net operating loss carry forwards available to offset future taxable income approximating $2,046,673 as of January 31, 2014. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

We do not have an accrual for uncertain tax positions as of January 31, 2014. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operating Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

ADMC Form 10K January 31, 2014                                                                                                                   Page 35 of 48

NOTE 8 - CAPITAL STOCK

Common Stock

As of January 31, 2014, the Company had 31,891,630 share of its $0.001 par value common stock issued and outstanding.  Subsequent to the end of the year the Company issued additional shares as detailed in Note 12 Subsequent events)

Warrants and Options

As of January 31, 2014, the Company had no warrants or options for the purchase of shares of common stock issued and outstanding:

NOTE 9 - RELATED PARTY TRANSACTIONS

During the fiscal year ended January 31, 2013 SUDAM was acquired by Americas Diamond Corporation and the president and CEO of both companies is Daniel Martinez.

NOTE 10 - FINANCIAL CONDITION AND GOING CONCERN

As of January 31, 2014, the Company had cash on hand as of $50 and a working capital deficit of approximately $3,652,798 and has incurred a loss from operations in 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

None.

NOTE 12 - SUBSEQUENT EVENTS

On March 26, 2014, we issued 400,000 shares of our common stock at $0.10 per share for a total offering price of $40,000 upon the closing of a private placement.  The common shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933

On April 21, 2014, we issued 15,000,000 shares of our common stock at $0.20 per share for a total consideration of $3,000,000 pursuant to the terms of Asset Purchase Agreement dated January 27, 2014.  The common shares were issued to three US person based on exemptions from registration found in Section 4(2) of the Securities Act of 1933, as amended.

Our wholly subsidiary SUDAM Diamonds Ltd. was dissolved on May 13, 2014.

On May 15, 2014, we issued 400,000 shares of our common stock at $0.10 per share for a total offering price of $40,000 upon the closing of a private placement.  The common shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933 issued 15,000,000 common shares shown in footnote 5 which had a total value of $3,000,000 for the purchase of oil and gas assets

On May 15, 2014, we issued 390,000 shares of our common stock at a deemed price of $0.20 per share for a total price of $78,000 for services rendered to the Company by our chief financial officer, Thomas L. Crom, III, pursuant to the terms of his employment agreement with our company.  The common shares were issued to one U.S. person, in a transaction relying on Regulation 144 of the Securities Act of 1933.

ADMC Form 10K January 31, 2014                                                                                                                   Page 36 of 48

On May 19, 2014, we issued 350,000 shares of our common stock at $0.10 per share for a total offering price of $35,000 upon the closing of a private placement.  The common shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On May 19, 2014, we issued 330,000 shares of our common stock at a deemed price of $0.20 per share for a total price of $66,000 for services rendered to the Company by our advisory board members, pursuant to the terms of their advisory board agreements.  The common shares were issued to two U.S. person, in a transaction relying on Regulation 144 of the Securities Act of 1933.

ADMC Form 10K January 31, 2014                                                                                                                   Page 37 of 48

Item 9.

Changes in and Disagreements with Accountants on Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of our company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

ADMC Form 10K January 31, 2014                                                                                                                   Page 38 of 48

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with our Company	Age	Date First Elected or Appointed
Daniel Martinez	President, Chief Executive Officer and Director	31	September 14, 2012
Thomas L. Crom, III	Chief Financial Officer, Secretary, and Treasurer	58	January 23, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

ADMC Form 10K January 31, 2014                                                                                                                   Page 39 of 48

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

Mr. Martinez has been a member of the Institute of Chartered Accountant in England and Wales since 2010 and an associate of the institute since 2006. Prior to that he obtained an MA (Merit) in Corporate Strategy and Governance and a Bachelor of Science, Honors, (First Class) in Operations Management from the University of Nottingham, UK in 2006 and 2005 respectively. Mr. Martinez is completed the SEC Institutes’ “SEC Reporting Skills and IPO: Your Guide to Going Public” courses in Boston, MA.  Mr. Martinez also serves as president and director of Cindisue Mining Corporation, a US SEC reporting company which is currently inactive. Mr. Martinez served as director and chief financial officer of Liberty Energy Corp from 6 June 2006 to February 19, 2013. Liberty Energy Corp. is a US SEC reporting company with oil and gas operations in the State of Texas.

We appointed Daniel Martinez as president, chief executive officer and director of our company because of his experience with public trading companies and SEC reporting companies, ability to attract funding to our company.

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

Since October 1993, he has been employed with Eureka Ventures Inc., a private company that performs financial and accounting consulting services for US and Canadian corporations.  These services include assisting corporations with quarterly and annual filings, initial public offerings, reverse mergers, secondary offerings and private securities offerings, budgeting, forecasting, risk analysis, assist with shareholder and public relations, development of strategic plans, developing and maintaining strict financial control.  Mr. Crom has also been a director and chief financial officer of Kansai Mining Corporation since 2002. Kansai was formerly traded on the TSX-V.

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

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

ADMC Form 10K January 31, 2014                                                                                                                   Page 40 of 48

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

(1)

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended January 31, 2014. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a

ADMC Form 10K January 31, 2014                                                                                                                   Page 41 of 48

meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended January 31, 2014 we did not have any standing committee of the board of directors.

Nomination Process

As of January 31, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not currently have an audit committee, the duties of this committee are performed by our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2014, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

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

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

a)

our principal executive officer;

b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2014 and 2013; and

c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2014 and 2013;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

ADMC Form 10K January 31, 2014                                                                                                                   Page 42 of 48

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Non-qualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Daniel Martinez(1) President, Chief Executive Officer and Director	2014 2013	$72,000 $12,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$72,000 $12,000
Thomas L. Crom, III(2) Chief Financial Officer, Secretary and Treasurer	2014 2013	$72,000 $6,000	Nil Nil	Nil 12,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$72,000 $18,500
Jenny Brown(3) Former President, Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Compensation of Directors

Effective December 1, 2012, our company entered into an two year employment agreement with Daniel Martinez, whereby Mr. Martinez has agreed to perform services as president, chief executive officer and director of our company on a continuing basis.  As compensation, we have agreed to pay Mr. Martinez an initial salary of US$6,000 per month.

Effective January 23, 2013, our company entered into an employment agreement with Thomas L. Crom, III, whereby Mr. Crom has agreed to perform services as chief financial officer, secretary and treasurer of our company on a continuing basis.  As compensation, we have agreed to pay Mr. Crom an initial salary of US$6,000 per month and to issue 30,000 shares of our company's common stock per month, for an aggregate of 90,000 shares per quarter, within the initial term.  As a signing bonus, our company has agreed to issue 25,000 shares of our common stock to Mr. Crom. In February 2013, we issued the 25,000 shares to Mr. Crom and on May 15, 2014, we issued 390,000 shares to Mr. Crom which was the balance owed as of  January 31, 2014.

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

ADMC Form 10K January 31, 2014                                                                                                                   Page 43 of 48

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 20, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Daniel Martinez (2) 78 York Street London, England W1H 1DP	-0- Common Shares	0%
Thomas L. Crom, III (3) P.O. Box 9 Payson, AZ 85547-009	-0- Common Shares	0%
Directors and Executive Officers as a Group(1)	-0- Common Shares	0%
Jenny Brown (4)(5) 78 York Street London, England W1H 1DP	15,000,000 Common Shares	32%
Intrepid Energy Corporation 4654 SR 64 East, Suite 127 Bradenton, Florida 34208	7,000,000	15%
Wild Bull Investments 11161 East State Road 70 Suite 110-114 Lakewood Ranch, Florida 34202	4,000,000	9%
Daniel L. Hefner 1502 North Taylor Road Brandon, FL 33510	4,000,000	9%
Affiliate and 5% or greater security holders	30,000,000 Common Shares	62.02%

ADMC Form 10K January 31, 2014                                                                                                                   Page 44 of 48

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 20, 2014.

As of May 20, 2014, there were 48,361,630, shares of our company’s common stock issued and outstanding.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2014 and for fiscal year ended January 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

ADMC Form 10K January 31, 2014                                                                                                                   Page 45 of 48

	Year Ended
	January 31, 2014 $	January 31, 2013 $
Audit Fees	$8,000	$8,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	$3,800	$3,800
Total	$11,800	$11,800

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	(i) Articles; (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on March 9, 2010).
3.2	By-Laws (Incorporated by reference to our Registration Statement on Form S-1 filed on March 9, 2010).
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on October 11, 2012)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on October 11, 2012).
(10)	Material Contracts

ADMC Form 10K January 31, 2014                                                                                                                   Page 46 of 48

10.1*	Employment Agreement between our company and Daniel Martinez dated December 2, 2012
10.2	Employment Agreement between our company and Thomas L. Crom, III dated January 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 24, 2013)
10.3	Share Issuance Agreement between our company and Asia-Pacific Capital Ltd. dated January 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 24, 2013).
10.4	Stock Purchase Agreement between our company, SUDAM Diamonds Ltd. and Daniel Martinez dated February 11, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013).
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(99)	Additional Exhibits
99.1*	Geological Report of November 2013
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

ADMC Form 10K January 31, 2014                                                                                                                   Page 47 of 48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AMERICAS DIAMOND CORP.
(Registrant)
Dated: May 29, 2014	/s/ Daniel Martinez
Daniel Martinez
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: May 29, 2014	/s/ Thomas L. Crom, III
Thomas L. Crom, III
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 29, 2014	/s/ Daniel Martinez
Daniel Martinez
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: May 29, 2014	/s/ Thomas L. Crom, III
Thomas L. Crom, III
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

ADMC Form 10K January 31, 2014                                                                                                                   Page 48 of 48