Form 10-K/A
period 2014-01-31
Americas Diamond Corp.
filed 2014-06-10
CIK 1486315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

-----------------------------------

EXPLANATORY NOTE

-----------------------------------

This Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K of America's Diamond Corp. (the "Company") for the year ended January 31, 2014, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on May 29, 2014, (the "Original Filing"), is being filed solely to exclude Exhibit 99.1 which was incomplete at the time of filing and is being revised.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

ADMC SEC form 10K/A  January 31, 2014                                                                                                        Page 2 of 48

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

44

Item 13.

Certain Relationships and Related Transactions, and Director Independence

45

Item 14.

Principal Accounting Fees and Services

45

PART IV

46

Item 15.

Exhibits, Financial Statement Schedules

46

SIGNATURES

48

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 3 of 48

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

We are an oil and gas company dedicated to sourcing and securing domestic energy solutions through the exploration, development

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 4 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 5 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 6 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 7 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 8 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 9 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 10 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 11 of 48

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

More formally the following makes the basis for a possible development sequence:

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 12 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 13 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 14 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 15 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 16 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 17 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 18 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 19 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 20 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 21 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 22 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 23 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 24 of 48

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

/S/ George Stewart

Seattle, Washington

May 27, 2014

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 25 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 26 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 27 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 28 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 29 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 30 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 31 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 32 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 33 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 34 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 35 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 36 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 37 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 38 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 39 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 40 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 41 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 42 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 43 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 44 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 45 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 46 of 48

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

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 47 of 48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AMERICAS DIAMOND CORP.
(Registrant)
Dated: June 10, 2014	/s/ Daniel Martinez
Daniel Martinez
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: June 10, 2014	/s/ Thomas L. Crom, III
Thomas L. Crom, III
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 10, 2014	/s/ Daniel Martinez
Daniel Martinez
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: June 10 2014	/s/ Thomas L. Crom, III
Thomas L. Crom, III
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

ADMC Form 10K/A January 31, 2014                                                                                                                   Page 48 of 48