Form 10-Q
period 2014-04-30
MIDWEST OIL & GAS INC.
filed 2014-06-23
CIK 1486315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

Commission files number 000-54666

MIDWEST OIL AND GAS INC.

NEVADA

(State or other jurisdiction of incorporation or organization)

400 West Sycamore Street

Independence, Kansas 67301

 (Address of principal executive offices, including zip code.)

Telephone (855) 200-6964

(Telephone number, including area code)

Resident Agents of Nevada

711 S. Carson Street #4

Carson City, NV  89701

Telephone (775)882-4641 Facsimile (775)882-6818

 (Name, address and telephone number of agent for service)

2nd Floor, Berkeley Square House, Berkley Square

London W1J 6BP England

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  48,361,630 shares as of June 23, 2014.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended April 30, 2014, prepared by the Company, immediately follow.

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

(Unaudited)

	April 30,	January 31,
	2014	2014

ASSETS

Current assets:
Cash and cash equivalents	$ 496	$ 50
Prepaid expenses	-0-	-0-
Total current assets	496	50

Oil & Gas properties (Note 2)	6,000,000	6,000,000

Total assets	6,000,496	6,000,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 260,636	$ 173,463
Short term note-Oil purchase (Note 2)	220,000	270,000
Shares to be issued (Note 3)	317,668	3,209,335
Total current liabilities	798,304	3,652,798
Long term Liabilities
Long term note	548,209	548,209
Long term note-Oil purchase (Note 2)	2,730,000	2,730,000
Commitments and contingencies (Note 8)

Stockholders' equity
Common stock (Note 8) ($0.001 par value)
Authorized 375,000,000 common shares with $0.001 par value
Issued and outstanding
46,891,630 common shares (January 31, 2014 – 31,891,630)	46,892	31,892
Additional paid-in capital	4,068,823	1,083,823
Deficit	(2,191,732)	(2,046,672)
Total stockholders' equity	1,932,983	(930,957)

Total liabilities and stockholders’ equity	$ 6,000,496	$ 6,000,050

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Month Ended April 30, 2014	Three Months Ended April 30, 2013	January 6, 2010 (Inception) through April 30, 2014

EXPENSES
Professional fees	64,433	55,298	456,788
General and administration	4,627	6,808	88,698
Oil & Gas lease operating expense	9,000	-0-	9,000
	78,060	61,206	554,486

Loss before other items	(78,060)	(61,206)	(554,486)
Other items
Interest and other income (expense)	(15,000)	(20,728)	(5,737)
Mineral property expense	(52,000)	(132,000)	(1,631,509)
	(67,000)	(152,720)	(1,622,246)
Loss for the period	$ (145,060)	$ (214,734)	$ (2,191,732)

Basic and fully diluted loss per share	$ (0.004)	$ (0.007)

Weighted average number of shares outstanding	33,224,963	31,891,630

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(Unaudited)

	Three months Ended April 30, 2014	Three months Ended April 30, 2013	January 6, 2010 (Inception) through April 30, 2014

Operating activities
Loss for the period	(145,060)	(214,926)	(2,191,732)
Items not affecting cash:
Stock based compensation	-0-	-0-	136,833
Depreciation	-0-	-0-	-0-
Sub-total	(145,060)	(214,926)	(2,054,899)
Changes in non-cash working capital items
Deposits	-0-	-0-	-0-
Equipment debt	-0-	-0-	-0-
Short term	(50,000)	-0-	220,000
Other debt-oil and mining company	-0-	-0-	3,072,502
Prepaid expense	-0-	2,292	-0-
Accounts payable and accrued liabilities	87,173	(72,432)	256,636
	(107,887)	(292,593)	1,498,239
Investment activities
Mineral properties and deferred exploration costs	-0-	-0-	-0-
Purchase of plant and equipment	-0-	-0-	-0-
Oil & Gas Assets	-0-	-0-	6,000,000
Cash provided by (used by) investment activities	-0-	-0-	(6,000,000)

Financing activities
Share capital issued-net of issuance costs	3,000,000	1,045,716	3,031,892
Share subscriptions	(2,891,667)	(745,716)	(1,807,844)
Repayment of short-term loans	-0-	(25,643)	548,209
Other debt	-0-	-0-	2,730,000

Cash provided by financing activities	108,333	274,307	4,502,257

Increase (decrease) in cash and cash equivalents during the period	446	(18,286)	496

Cash and cash equivalents, beginning of the period	50	20,461	-0-

Cash and cash equivalents, end of the period	496	9,550	496

Supplementary information:
Interest paid (received), net	$ 15,000	$ -0-	$ -0-

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

April 30, 2014

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

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of April 30, 2014 is not needed.

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no oil and gas projects in production as of April 30, 2014, and the asset retirement obligations are usually created as part of the production process. Accordingly, at April 30, 2014, the Company had no asset retirement obligations.

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

There were no stock options, warrants or convertible notes or convertible preferred stock outstanding at April 30, 2014 and January 31, 2014.

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

NOTE 2 – PURCHASE OF OIL ASSETS

On January 27, 2014 we reached agreement to acquire the leases from an unrelated party for a total consideration of $6,000,000 to be paid in $3,000,000 cash and $3,000,000 in restricted common shares of our company.  The cash payment of $3,000,000 to the third party will be paid in:

a.

a payment of $75,000 within 10 days of the date of the agreement (paid)

b.

a payment of $75,000 within 60 days from the date of the agreement a promissory note of $2,850,000 with an annual interest rate of 3.0%.  Monthly interest only payments made 60 days from January 21, 2014 (not paid). Payments on the principal of the note will commence no later than August 1, 2014 and will be the greater of $20,000 or 50% of the net cash flow from production of the leases.

The liability of $3,000,000 is reflected on the financial statement as a long term note $2,730,000 and short term liability of $270,000.  As of April 30, 2014 there is no net cash flow from production of the leases so the company’s current obligation over the next twelve months is only the minimum $20,000 monthly payment commencing August 1st (six months at $20,000 per month and the two payments of $75,000 each) for a total short term liability of $270,000

The payment of $3,000,000 in common shares of our company were paid on closing on April 21, 2014 at a deemed price of $0.20 per share for an aggregate of 15,000,000 common shares of our company.

Pursuant to this agreement, Intrepid retained a security interest in the leases, property, equipment and other assets.

The Company and seller have amended the January 27, 2014 agreement to change the $75,000 payment originally due on March 27, 2014 to a total of $90,000 paid in fours installments as follow:

$15,000 will due on June 27, 2014

$30,000 will due on/or before July 31, 2014

$30,000 will due on/or before August 31, 2014

$15,000 will be due on/or before September 15, 2014

We have recorded the additional $15,000 payment as an interest cost during the three month period ended April 30, 2014.

NOTE 3- SHARES TO BE ISSUED

The Company is obligated to issue shares either for services, property purchase agreements or for cash.

	April 30, 2014	January 31, 2014

Services	$237,668	58,335
Properties	-0-	3,000,000

Cash	80,000	150,000
Total	$317,668	$3,209,335

See also Note 9 Subsequent Events

NOTE 4 - INCOME TAX

The Company had net operating loss carry forwards available to offset future taxable income approximating $2,191,732 as of April 30, 2014. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

We do not have an accrual for uncertain tax positions as of April 30, 2014 or January 31, 2014. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operating Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 5 - CAPITAL STOCK

Common Stock

As of April 30, 2014, the Company had 46,891,630 shares of its $0.001 par value common stock issued and outstanding.  Subsequent to the end of the period the Company issued additional shares as detailed in Note 9 Subsequent events)

Warrants and Options

As of April 30, 2014, the Company had no warrants or options for the purchase of shares of common stock issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of April 30, 2014 the Company pursuant to its employment contract owes $158,235 to its employees. (Martinez-$96,000 and Crom-$62,235)

NOTE 7 - FINANCIAL CONDITION AND GOING CONCERN

As of April 30, 2014, the Company had cash on hand as of $496 and a working capital deficit of approximately $793,808 and has incurred a loss from operations in 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As part of the purchase of oil and gas assets described in footnote 5 the Company is also obligated to spend $4,000,000 on those leases.

NOTE 9 - SUBSEQUENT EVENTS

Our wholly subsidiary SUDAM Diamonds Ltd. was dissolved on May 13, 2014.

On May 15, 2014, we issued 400,000 shares of our common stock at $0.10 per share for a total offering price of $40,000 upon the closing of a private placement.  The common shares were issued to one non-

U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933

On May 15, 2014 we issued 15,000,000 common shares shown in footnote 5 which had a total value of $3,000,000 for the purchase of oil and gas assets.

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

On June 12, 2014 we completed a name change to MidWest Oil and Gas Inc. and obtained a new stock symbol MWOG.

In June 2014 the Company and seller have amended the January 27, 2014 agreement to change the $75,000 payment originally due on March 27, 2014 to a total of $90,000 paid in fours installments as follow:

$15,000 will due on June 27, 2014

$30,000 will due on/or before July 31, 2014

$30,000 will due on/or before August 31, 2014

$15,000 will be due on/or before September 15, 2014

We have recorded the additional $15,000 payment as an interest cost during the three month period ended April 30, 2014.

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

On January 27, 2014 we acquired three oil and gas leases in the State of Kansas.

On June 1, 2014, we filed Articles of Merger with the Nevada Secretary of State to change our name from “Americas Diamond Corp.” to “Midwest Oil and Gas Inc.”, to be affected by way of a merger with its wholly-owned subsidiary Midwest Oil and Gas Inc., which was created solely for the name change. This change was effective June 12, 2014.

Effective  June 12, 2014, in accordance with approval from the Financial Industry Regulatory Authority ("FINRA"),  we changed our stock symbol from ADMC to MYOG.  Our new CUSIP number is 598340 107.

In June 2014 we moved our principal offices from 2nd Floor, Berkeley Square House, Berkley Square London, United Kingdom W1J 6BD to 400 West Sycamore Street, Independence, Kansas 67301. Our prior offices were located in the United Kingdom to facilitate relations with the Venezuelan government concerning our interest in the Natal diamond lease which was in Venezuela.  Our new Kansas offices are located near the oil and gas properties purchased in January 2014.

Results of Operations

We are an exploration stage company and have generated minimal revenues since inception (January 6, 2010) and have incurred $2,191,732 in expenses through April 30, 2014.

For the three months ended April 30, 2014 we incurred $145,060 in expenses.  These expenses consisted of $64,433 in professional fees, $4,627 in general and administrative expenses , $52,000  of additional costs associated with the termination of consulting contracts associated with diamond property, $15,000 in interest expense associated with the oil properties and $9,000 in lease operating costs.

During the quarter we began work on corporate actions which reflected entry into the oil and gas business. This activity included-new website, change of business name from Americas Diamond Corp. to Midwest Oil and Gas Inc, a new stock symbol to MWOG, working with the seller of the oil properties on the projected costs to drill new well (estimated at $500,000), re- work of existing wells (estimated $100,000) and commenced a search for a new office location to be located in Kansas.

In June 2014 we agreed to sublet office space, consisting of fifty square feet, from one of our shareholders for $5,000 per year. This place will be sufficient for our immediate short term needs. We may have a future longer term need for additional employees or consultants and this space may prove to be insufficient however it will be more functional than our prior arrangement which located in London, United Kingdom. We will periodically reevaluate our personnel requirements as our oil and gas business progresses which in turn will influence our future office space needs.

During the quarter we were also active working on a new corporate website. This website which is expected to be ready by June 30, 2014 will be located at www.midwestog.com.

During the three month period ended April 30, 2014 we accrued lease costs of $9,000 which is $1,000 per month per lease.  During this period we were in the planning phase with no oil or gas pproduction,  minor road work in preparation for future work, additional gravel was placed on the access roads to ensure good access for future work to be done, cost estimates prepared,  existing tank batteries evaluated, existing flow lines evaluated. There is a need for additional flow meters to ensure that we can monitor each wells individual production

The Company and seller have amended the January 27, 2014 agreement to change the $75,000 payment originally due on March 27, 2014 to a total of $90,000 paid in fours installments as follow:

$15,000 will due on June 27, 2014

$30,000 will due on/or before July 31, 2014

$30,000 will due on/or before August 31, 2014

$15,000 will be due on/or before September 15, 2014

We have recorded the additional $15,000 payment as an interest cost during the three month period ended April 30, 2014.

For the three months ended April 30, 2013 we incurred $214,926 in expenses.  These expenses consisted of $55,198 in professional fees , $6,808 in general and administrative expenses , $132,000 of exploration costs associated with diamond property and $20,720 of interest expense primarily associated with the purchase of equipment

The following table provides selected financial data about our company for the period ended April 30, 2014.

Balance Sheet Data:	04/30/14
Cash	$ 496
Oil and gas assets	$ 6,000,000
Total assets	$ 6,000,496
Total liabilities	$ 6,931,007
Shareholders' equity	$ 1,923,983

Liquidity and Capital Resources

Our cash balance at April 30, 2014 was $496, with $798,304 in outstanding current liabilities.

Plan of Operation-the next 12 months

Currently we have interests in three oil and gas leases: Brimer, Springer and Bell. We are obligated to spend approximately $4,000,000 on these leases to drill new wells and work existing wells over the next three years.

Subject to the availability of future financing the Company would like to plan to obtain production on each of its three newly acquired leases. Currently we believe working over an existing non-producing well is our best option at a cost of $100,000 per lease for a total of $300,000. This approach will provide cash flow, maintain the leases through the production and minimize holding costs. Each lease does warrant drilling a well to a depth of at least 5,000 feet and if successful the estimated total cost to drill and complete would be approximately $500,000 however the future cash flow would also be significantly more than working over a current non-producing well. The current non-producing wells on each lease range from a depth of 500 to 1000 feet.

We believe that the cash flow from each lease can built up over time by reinvesting the cash flow from work overs into more work overs and at some future point drilling deeper wells. Based on this approach we would hope to spend as our capital budget for re-working the existing 30 wells at total cost $3,000,000 which will yield 930 barrels of oil per day with cumulative potential of 4.7 MMBO.  With the current price of oil in Kansas of approximately $80 this might result in daily gross revenues of $70,000 per day and annual gross revenues of approximately $24 million. We believe further expansion and growth potential exists on each field as well as the opportunity to acquire additional property in this immediate area.  Our present financing plans are undefined and there is substantial and significant risk that this will not be achieved.  Our outside shareholders have placed their confidence and trust in our President, Daniel Martinez and expressed their willingness to work with him to achieve this objective. Since these shareholders are unwilling to work with anyone else the loss of Daniel Martinez is a potential significant risk to our Company.

From January 2014 through June 2014 we were assured from a number of current shareholders that they would provide funds to meet our current obligations, pay the seller of the oil property and fund work programs on the leases. As of the date of filing this report we have not been successful in receiving funds.   We will continue to seek funds from existing shareholders and will also seek funding from other sources to work on these leases and to pay the past due amounts owed to the seller of the leases.

Our management does not have any equity interest in the Company and as of April 30, 2014 are owed (Martinez-$96,000 and Crom-$62,235) collectively $158,235. Their plans to continue working for the Company are uncertain. Mr. Martinez has an employment contract through December 1, 2014 and Mr. Crom’s employment is month to month.  The Company is in default under both employment contracts.

We are also in active discussions to acquire additional oil & gas leases and would hope to complete at least one additional acquisition by the end of September 2014. Concurrent with acquiring those additional oil & gas leases we are also conducting concurrent financing discussions with various financing sources to fund such activities.

Market prices of oil and gas prices

We intend to sell our future oil and gas production at market price without any hedging. The market prices for oil and gas vary as a result of a number of factors including: location and hydrocarbon content. There are a number public sources of information for both oil and gas prices. We believe a reliable public available source for oil price for the oil produced in Kansas can be found at http://www.pacerenergymarketing.com/index.php/pricing-2014/ and look at prices quoted for Kansas common.  We believe at reliable public available source for gas price for the gas  produced in Kansas can be found at http://www.naturalgasintel.com/ice and look at prices quoted for hub price of Southern Star.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

Effective June 12, 2012, our stock symbol changed from “ADMC” to “MWOG” to better reflect the new name of our company.  The symbol change became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 12, 2014.

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

June 23, 2014

Americas Diamond Corp., Registrant

By:

/s/ Daniel Martinez

______________________________

Daniel Martinez, President and Chief Executive Officer,

Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 23, 2014

Americas Diamond Corp., Registrant

By:

/s/ Daniel Martinez

______________________________

Daniel Martinez, President and Chief Executive Officer,