Form 10-Q/A
period 2014-04-30
MIDWEST OIL & GAS INC.
filed 2014-08-04
CIK 1486315

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  48,361,630 shares as of August 4, 2014.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended April 30, 2014, prepared by the Company, immediately follow.

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

(Unaudited)

	April 30,	January 31,
	2014	2014

ASSETS

Current assets:
Cash and cash equivalents	$ 496	$ 50
Prepaid expenses	-0-	-0-
Total current assets	496	50

Oil & Gas properties (Note 2)	6,000,000	6,000,000

Total assets	6,000,496	6,000,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 260,636	$ 173,463
Short term note-Oil purchase (Note 2)	220,000	270,000
Shares to be issued (Note 3)	317,668	3,209,335
Total current liabilities	798,304	3,652,798
Long term Liabilities
Long term note (Note 4)	548,209	548,209
Long term note-Oil purchase (Note 2)	2,730,000	2,730,000
Commitments and contingencies (Note 9)

Stockholders' equity
Common stock (Note 6) ($0.001 par value)
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

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Month Ended April 30, 2014	Three Months Ended April 30, 2013	January 6, 2010 (Inception) through April 30, 2014

EXPENSES
Professional fees	64,433	55,198	456,788
General and administration	4,627	6,808	88,698
Oil & Gas lease operating expense	9,000	-0-	9,000
	78,060	61,206	554,486

Loss before other items	(78,060)	(61,206)	(554,486)
Other items
Interest and other income (expense)	(15,000)	(20,728)	(5,737)
Mineral property expense	(52,000)	(132,000)	(1,631,509)
	(67,000)	(152,728)	(1,622,246)
Loss for the period	$ (145,060)	$ (214,734)	$ (2,191,732)

Basic and fully diluted loss per share	$ (0.004)	$ (0.007)

Weighted average number of shares outstanding	33,224,963	31,891,630

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(Unaudited)

	Three months Ended April 30, 2014	Three months Ended April 30, 2013	January 6, 2010 (Inception) through April 30, 2014

Operating activities
Loss for the period	(145,060)	(214,926)	(2,191,732)
Items not affecting cash:
Stock based compensation	-0-	-0-	136,833
Depreciation	-0-	-0-	-0-
Sub-total	(145,060)	(214,926)	(2,054,899)
Changes in non-cash working capital items
Deposits	-0-	-0-	-0-
Equipment debt	-0-	-0-	-0-
Short term	(50,000)	-0-	220,000
Other debt-oil and mining company	-0-	-0-	3,072,502
Prepaid expense	-0-	2,292	-0-
Accounts payable and accrued liabilities	87,173	(72,432)	256,636
	(107,887)	(292,593)	1,498,239
Investment activities
Mineral properties and deferred exploration costs	-0-	-0-	-0-
Purchase of plant and equipment	-0-	-0-	-0-
Oil & Gas Assets	-0-	-0-	6,000,000
Cash provided by (used by) investment activities	-0-	-0-	(6,000,000)

Financing activities
Share capital issued-net of issuance costs	3,000,000	1,045,716	3,031,892
Share subscriptions	(2,891,667)	(745,716)	(1,807,844)
Repayment of short-term loans	-0-	(25,693)	548,209
Other debt	-0-	-0-	2,730,000

Cash provided by financing activities	108,333	274,307	4,502,257

Increase (decrease) in cash and cash equivalents during the period	446	(18,286)	496

Cash and cash equivalents, beginning of the period	50	20,461	-0-

Cash and cash equivalents, end of the period	496	9,550	496

Supplementary information:
Interest paid (received), net	$ 15,000	$ -0-	$ -0-

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

NOTE 3 - SHARES TO BE ISSUED

The Company is obligated to issue shares either for services, property purchase agreements or for cash.

	April 30, 2014	January 31, 2014

Services	$237,668	58,335
Properties	-0-	3,000,000

Cash	80,000	150,000
Total	$317,668	$3,209,335

See also Note 10 Subsequent Events

NOTE 4 - LONG TERM DEBT

In January 2014 the Company reached agreement with certain creditors of the Company which facilitated the acquisition of oil and gas assets. The creditors agreed to accept payment terms from the company of five monthly payment of $10,000 totaling $50,000 beginning January 27, 2014 and to accept the balance of their payment ($548,209) from 10% of the monthly cash flow from the assets being acquired until the debt was repaid. No interest will accrue on the debt. As of April 30, 2014 the Company has made two monthly payments of $20,000 leaving a balance owed of $30,000 which is recorded as a short term liability and the $548,209 has a long term liability.  The Company does not yet have income from the oil and gas assets and believes no additional payments will be made to the creditors within the next twelve months.

NOTE 5 - INCOME TAX

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

NOTE 6 - CAPITAL STOCK

Common Stock

As of April 30, 2014, the Company had 46,891,630 shares of its $0.001 par value common stock issued and outstanding.  Subsequent to the end of the period the Company issued additional shares as detailed in Note 10 Subsequent Events)

Warrants and Options

As of April 30, 2014, the Company had no warrants or options for the purchase of shares of common stock issued and outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of April 30, 2014 the Company pursuant to its employment contract owes $158,235 to its employees. (Martinez-$96,000 and Crom-$62,235)

NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As part of the purchase of oil and gas assets described in footnote 2 the Company is also obligated to spend $4,000,000 on those leases.

NOTE 10 - SUBSEQUENT EVENTS

Our wholly subsidiary SUDAM Diamonds Ltd. was dissolved on May 13, 2014.

On May 15, 2014, we issued 400,000 shares of our common stock at $0.10 per share for a total offering price of $40,000 upon the closing of a private placement.  The common shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933

On May 15, 2014 we issued 15,000,000 common shares shown in footnote 2 which had a total value of $3,000,000 for the purchase of oil and gas assets.

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

August 4, 2014 Americas Diamond Corp., Registrant By: /s/ Daniel Martinez ______________________________ Daniel Martinez, President and Chief Executive Officer, Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 4, 2014 Americas Diamond Corp., Registrant By: /s/ Daniel Martinez ______________________________ Daniel Martinez, President and Chief Executive Officer,