Form 10-Q
period 2014-07-31
MIDWEST OIL & GAS INC.
filed 2014-09-22
CIK 1486315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

Commission files number 000-54666

MIDWEST OIL AND GAS INC.

NEVADA

(State or other jurisdiction of incorporation or organization)

400 West Sycamore Street

Independence, Kansas 67301

 (Address of principal executive offices, including zip code.)

Telephone (885) 200-6964

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  48,486,630 shares as of September 18, 2014.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended July 31, 2014, prepared by the Company, immediately follow.

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

(Unaudited)

	July 31,	January 31,
	2014	2014

ASSETS

Current assets:
Cash and cash equivalents	$ 309	$ 50
Prepaid expenses	-0-	-0-
Total current assets	309	50

Oil & Gas properties (Note 2)	6,020,000	6,000,000

Total assets	6,020,309	6,000,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 286,704	$ 173,463
Short term note-Oil purchase (Note 2)	195,000	270,000
Shares to be issued (Note 3)	313,334	3,209,335
Total current liabilities	795,039	3,652,798
Long term Liabilities
Long term note (Note 4)	548,209	548,209
Long term note-Oil purchase (Note 2)	2,730,000	2,730,000
Commitments and contingencies (Note 9)

Stockholders' equity
Common stock (Note 6) ($0.001 par value)
Authorized 375,000,000 common shares with $0.001 par value
Issued and outstanding
48,361,630 common shares (January 31, 2014 – 31,891,630)	48,362	31,892
Additional paid-in capital	4,170,687	1,083,823
Deficit	(2,271,988)	(2,046,672)
Total stockholders' equity	1,947,061	(930,957)

Total liabilities and stockholders’ equity	$ 6,020,309	$ 6,000,050

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended July 31, 2014	Three Months Ended July 31, 2013	Six Months Ended July 31, 2014	Six Months Ended July31, 2013	January 6, 2010 (Inception) through July 31, 2014

EXPENSES
Professional fees	56,242	61,000	120,875	115,198	513,230
General and administration	564	23,300	5,191	30,108	89,262
Oil & Gas lease operating expense	9,000	-0-	18,000	-0-	18,000
	65,806	84,300	144,066	145,306	620,492

Loss before other items	(65,806)	(84,300)	(144,066)	(145,306)	(620,492)
Other items
Interest and other income (expense)	(14,250)	(19,900)	(29,250)	(40,728)	(19,987)
Mineral property expense	(-0-)	(132,000)	(52,000)	(264,000)	(1,631,509)
	(14,250)	(151,900)	(81,250)	(304,728)	(1,651,496)
Loss for the period	$ (80,056)	$ (236,200)	$ (225,316)	$ (449,924)	$ (2,271,988)

Basic and fully diluted loss per share	$ (0.002)	$ (0.007)	$ (0.004)	$ (0.014)

Weighted average number of shares outstanding	47,994,130	31,891,630	40,126,630	31,891,630

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(Unaudited)

	Six months Ended July 31, 2014	Six months Ended July 30, 2013	January 6, 2010 (Inception) through July 31, 2014

Operating activities
Loss for the period	(225,316)	(449,924)	(2,271,988)
Items not affecting cash:
Stock based compensation	-0-	82,557	136,833
Depreciation	-0-	-0-	-0-
Sub-total	(225,316)	(367,367)	(2,135,155)
Changes in non-cash working capital items
Deposits	-0-	-0-	-0-
Equipment debt	-0-	-0-	-0-
Short term	(75,000)	-0-	195,000
Other debt-oil and mining company	-0-	-0-	3,072,502
Prepaid expense	-0-	2,292	-0-
Accounts payable and accrued liabilities	113,242	72,432	286,704
	(113,242)	(285,060)	(1,653,450)
Investment activities
Mineral properties and deferred exploration costs	-0-	-0-	-0-
Purchase of plant and equipment	-0-	-0-	-0-
Oil & Gas Assets	20,000	-0-	6,020,000
Cash provided by (used by) investment activities	20,000	-0-	(6,020,000)

Financing activities
Share capital issued-net of issuance costs	3,103,333	1,045,716	4,219,048
Share subscriptions	(2,896,000)	(745,716)	(313,335)
Repayment of short-term loans	-0-	(25,643)	548,209
Other debt	-0-	-0-	2,730,000

Cash provided by financing activities	207,333	274,357	7,183,922

Increase (decrease) in cash and cash equivalents during the period	259	(18,286)	309

Cash and cash equivalents, beginning of the period	50	20,461	-0-

Cash and cash equivalents, end of the period	309	2,176	309

Supplementary information:
Interest paid (received), net	$ 15,000	$ 20,727	$ 35,727

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

July 31, 2014

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

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of July 31, 2014 is not needed.

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no oil and gas projects in production as of July 31, 2014, and the asset retirement obligations are usually created as part of the production process. Accordingly, at July 31, 2014, the Company had no asset retirement obligations.

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

There were no stock options, warrants or convertible notes or convertible preferred stock outstanding at July 31, 2014 and January 31, 2014.

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

b.

a payment of $75,000 within 60 days from the date of the agreement a promissory note of $2,850,000 with an annual interest rate of 3.0%.  Monthly interest only payments made 60 days from January 21, 2014 (not paid). Payments on the principal of the note will commence no later than August 1, 2014 and will be the greater of $20,000 or 50% of the net cash flow from production of the leases (not paid).

As of January 31, 2014 the liability of $3,000,000 was reflected on the financial statement as a long term note $2,730,000 and short term liability of $270,000.  As of July 31, 2014 there is no net cash flow from production of the leases so the company’s current obligation over the next twelve months is only the minimum $20,000 monthly payment commencing August 1st (six months at $20,000 per month and the two payments of $75,000 each) for a total short term liability of $270,000

The payment of $3,000,000 in common shares of our company were paid on closing on April 21, 2014 at a deemed price of $0.20 per share for an aggregate of 15,000,000 common shares of our company.

Pursuant to this agreement, Intrepid retained a security interest in the leases, property, equipment and other assets.

The Company and seller have amended the January 27, 2014 agreement to change the $75,000 payment originally due on March 27, 2014 to a total of $90,000 paid in fours installments as follow:

-$15,000 will due on June 27, 2014 (paid)

-$30,000 will due on/or before July 31, 2014 (paid subsequent to the end of the quarter by Midwest)

-$25,000 will due on/or before September 22, 2014 (not paid)

-$20,000 will be due on/or before September 26, 2014(not paid)

We have recorded the additional $15,000 payment as an interest cost during the three month period ended April 30, 2014.

NOTE 3 - SHARES TO BE ISSUED

The Company is obligated to issue shares either for services, property purchase agreements or for cash.

	July 31, 2014	January 31, 2014

Services	$223,334	58,335
Properties	-0-	3,000,000

Cash	90,000	150,000
Total	$313,334	$3,209,335

See also Note 10 Subsequent Events

NOTE 4 - LONG TERM DEBT

In January 2014 the Company reached agreement with certain creditors of the Company which facilitated the acquisition of oil and gas assets. The creditors agreed to accept payment terms from the company of five monthly payment of $10,000 totaling $50,000 beginning January 27, 2014 and to accept the balance of their payment ($548,209) from 10% of the monthly cash flow from the assets being acquired until the debt was repaid. No interest will accrue on the debt. As of July 31, 2014 the Company has made two monthly payments for a total $20,000 leaving a balance owed of $30,000 which is recorded as a short term liability and the $548,209 has a long term liability.  The Company does not yet have income from the oil and gas assets and believes no additional payments will be made to the creditors within the next twelve months.

NOTE 5 - INCOME TAX

The Company had net operating loss carry forwards available to offset future taxable income approximating $2,271,787 as of July 31, 2014. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

We do not have an accrual for uncertain tax positions as of July 31, 2014 or January 31, 2014. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operating Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 6 - CAPITAL STOCK

Common Stock

As of July 31, 2014, the Company had 48,361,630 shares of its $0.001 par value common stock issued and outstanding.

Warrants and Options

As of July 31, 2014, the Company had no warrants or options for the purchase of shares of common stock issued and outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of July 31, 2014 the Company pursuant to its employment contract owes $156,135 to its employees. (Martinez-$90,000 and Crom-$66,135)

NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN

As of July 31, 2014, the Company had cash on hand as of $309 and a working capital deficit of approximately $795,730 and has incurred a loss from operations in 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As part of the purchase of oil and gas assets described in footnote 2 the Company is also obligated to spend $4,000,000 on those leases.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to the end of the period ended July 31, 2014 the Company and Daniel Martinez, President, made payments to the seller of the oil leases to bring all payments current and the agreement in good standing.

On August  26, 2014, we issued 160,000 shares of our common stock at $0.20 per share for a total offering price of $32,000 upon the closing of a private placement.  The common shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On September 16, 2014, we issued 125,000 shares of our common stock at $0.20 per share for a total offering price of $25,000 upon the closing of a private placement.  The common shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

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

Effective June 12, 2014, in accordance with approval from the Financial Industry Regulatory Authority ("FINRA"), we changed our stock symbol from ADMC to MWOG. Our new CUSIP# is 598340 107.

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

Results of Operations

We are an exploration stage company and have generated minimal revenues since inception (January 6, 2010) and have incurred $2,271,988 in expenses through July 31, 2014.

For the six months ended July 31, 2014 we incurred $225,316 in expenses.  These expenses consisted of $120,875 in professional fees, $5,191 in general and administrative expenses, $52,000  of additional costs associated with the termination of consulting contracts associated with diamond property, $29,250 in interest expense associated with the oil properties and $18,000 in lease operating costs.

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

During the quarter we were also active working on a new corporate website. This website which is expected to be ready soon will be located at www.midwestog.com.

During the six month period ended July 31, 2014 we accrued lease costs of $18,000 which is $1,000 per month per lease.  During this period we were in the planning phase with no oil or gas production,  minor road work in preparation for future work, additional gravel was placed on the access roads to ensure good access for future work to be done, cost estimates prepared,  existing tank batteries evaluated, existing flow lines evaluated. There is a need for additional flow meters to ensure that we can monitor each wells individual production

The Company and seller have amended the January 27, 2014 agreement to change the $75,000 payment originally due on March 27, 2014 to a total of $90,000 paid in fours installments as follow:

-$15,000 will due on June 27, 2014 (paid)

-$30,000 will due on/or before July 31, 2014 (paid subsequent to the end of the quarter by Midwest)

-$25,000 will due on/or before September 22, 2014 (not paid)

-$20,000 will be due on/or before September 26, 2014(not paid)

We have recorded the additional $15,000 payment as an interest cost during the six month period ended July 31, 2014.

For the six months ended July 31, 2013 we incurred $650,400 in expenses.  These expenses consisted of $110,200 in professional fees, $12,200 in general and administrative expenses, $528,000 of exploration costs associated with diamond property and $40,728 of interest expense primarily associated with the purchase of equipment.

The following table provides selected financial data about our company for the period ended July 31, 2014.

Balance Sheet Data:	07/31/14
Cash	$ 309
Oil and gas assets	$ 6,020,000
Total assets	$ 6,020,309
Total liabilities	$ 4,073,248
Shareholders' equity	$ 1,947,061

Liquidity and Capital Resources

Our cash balance at July 31, 2014 was $309, with $4,073,248 in outstanding current liabilities.

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

Our management does not have any equity interest in the Company and as of July 31, 2014 are owed (Martinez-$90,000 and Crom-$66,135) collectively $156,135. Their plans to continue working for the Company are uncertain. Mr. Martinez has an employment contract through December 1, 2014 and Mr. Crom’s employment is month to month.  The Company is in default under both employment contracts.

We are also in active discussions to acquire additional oil & gas leases and would hope to complete at least one additional acquisition by the end of the fiscal year. Concurrent with acquiring those additional oil & gas leases we are also conducting concurrent financing discussions with various financing sources to fund such activities.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

September 22, 2014

Midwest Oil and Gas, Inc., Registrant

By:

/s/ Daniel Martinez

_____________________________________________

Daniel Martinez, President and Chief Executive Officer,

Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 22, 2014 Midwest Oil and Gas, Inc., Registrant By: /s/ Daniel Martinez ____________________________________________ Daniel Martinez, President and Chief Executive Officer,