Form 10-Q/A
period 2014-07-31
MIDWEST OIL & GAS INC.
filed 2014-09-26
CIK 1486315

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  48,486,630 shares as of September 24, 2014.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in its entirety the Item 1 of Part I (Financial Information) of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 as originally filed with the Securities and Exchange Commission on September 22, 2014 (the "Original Form 10-Q"). We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL). For the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, the Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

Our financial statements for the period ended July 31, 2014 erroneously stated the figures from July 31, 2013 which also changed in "Management's Discussion and Analysis of Financial Condition and Results of Operations"  which discussed the July 31, 2013 figures.  We also corrected the footnotes in the subsequent events on a private placement.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended July 31, 2014, prepared by the Company, immediately follow.

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

(Unaudited)

	July 31,	January 31,
	2014	2014
		Audited
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
Commitments and contingencies (Note 9)

Stockholders' equity
Common stock (Note 6) ($0.001 par value)
Authorized 375,000,000 common shares with $0.001 par value
Issued and outstanding
48,361,630 common shares (January 31, 2014 – 31,891,630)	48,362	31,892
Additional paid-in capital	4,170,687	1,083,823
Accumulated Deficit	(2,271,988)	(2,046,672)
Total stockholders' equity	1,947,061	(930,957)

Total liabilities and stockholders’ equity	$ 6,020,309	$ 6,000,050

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

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(Unaudited)

	Six months Ended July 31, 2014	Six months Ended July 30, 2013	January 6, 2010 (Inception) through July 31, 2014

Operating activities
Loss for the period	(225,316)	(449,924)	(2,271,988)
Items not affecting cash:
Stock based compensation	-0-	82,557	-0-
Depreciation	-0-	-0-	-0-
Sub-total	(225,316)	(367,367)	(2,271,988)
Changes in non-cash working capital items
Deposits	-0-	-0-	-0-
Equipment debt	-0-	-0-	-0-
Short term	(75,000)	-0-	195,000
Other debt-oil and mining company	-0-	-0-	-0-
Prepaid expense	-0-	2,292	-0-
Accounts payable and accrued liabilities	113,242	72,432	286,704
	(187,074)	(285,060)	(1,790,284)
Investment activities
Mineral properties and deferred exploration costs	-0-	-0-	-0-
Purchase of plant and equipment	-0-	-0-	-0-
Oil & Gas Assets	(20,000)	-0-	(6,020,000)
Cash provided by (used by) investment activities	(20,000)	-0-	(6,020,000)

Financing activities
Share capital issued-net of issuance costs	3,103,333	1,045,716	4,219,048
Share subscriptions	(2,896,000)	(745,716)	313,335
Repayment of short-term loans	-0-	(25,643)	548,209
Other debt	-0-	-0-	2,730,000

Cash provided by financing activities	207,333	274,357	7,810,592

Increase (decrease) in cash and cash equivalents during the period	259	(18,286)	309

Cash and cash equivalents, beginning of the period	50	20,461	-0-

Cash and cash equivalents, end of the period	309	2,176	309

Supplementary information:
Interest paid (received), net	$ 15,000	$ 20,727	$ 35,727

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

The Company and seller have amended the January 27, 2014 agreement to change the $75,000 payment originally due on March 27, 2014 to a total of $90,000 paid in fours installments as follow:

-$15,000 will due on June 27, 2014 (paid)

-$30,000 will due on/or before July 31, 2014 (paid subsequent to the end of the quarter by Midwest)

-$25,000 will due on/or before September 22, 2014 (paid subsequent to the end of the quarter by Midwest)

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

NOTE 5 - INCOME TAX

The Company had net operating loss carry forwards available to offset future taxable income approximating $2,271,988 as of July 31, 2014. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

As of July 31, 2014 the Company pursuant to its employment contract owes $156,135 to its employees. (Martinez-$90,000 and Crom-$66,135)

NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN

As of July 31, 2014, the Company had cash on hand as of $309 and a working capital deficit of approximately $794,730 and has incurred a loss from operations in 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As part of the purchase of oil and gas assets described in footnote 2 the Company is also obligated to spend $4,000,000 on those leases.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to the end of the period ended July 31, 2014 the Company made payments to the seller of the oil leases to bring all payments current and the agreement in good standing.

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

During the quarter we began work on corporate actions which reflected entry into the oil and gas business. This activity included-new website, change of business name from Americas Diamond Corp. to Midwest Oil and Gas Inc, a new stock symbol to MWOG, working with the seller of the oil properties on the projected costs to drill new well (estimated at $500,000), re-work of existing wells (estimated $100,000) and commenced a search for a new office location to be located in Kansas.

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

-$15,000 will due on June 27, 2014 (paid)

-$30,000 will due on/or before July 31, 2014 (paid subsequent to the end of the quarter by Midwest)

-$25,000 will due on/or before September 22, 2014 (paid subsequent to the end of the quarter by Midwest)

-$20,000 will be due on/or before September 26, 2014(not paid)

We have recorded the additional $15,000 payment as an interest cost during the six month period ended July 31, 2014.

For the six months ended July 31, 2013 we incurred $449,924 in expenses.  These expenses consisted of $115,198 in professional fees, $30,108 in general and administrative expenses, $264,000 of exploration costs associated with diamond property and $40,728 of interest expense primarily associated with the purchase of equipment.

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

September 26, 2014

Midwest Oil and Gas, Inc., Registrant

By:

/s/ Daniel Martinez

_____________________________________________

Daniel Martinez, President and Chief Executive Officer,

Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 26, 2014 Midwest Oil and Gas, Inc., Registrant By: /s/ Daniel Martinez ____________________________________________ Daniel Martinez, President and Chief Executive Officer,