Form 10-Q
period 2014-10-31
MIDWEST OIL & GAS INC.
filed 2014-12-22
CIK 1486315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  48,821,630 shares as of December 22, 2014.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended October 31, 2014, prepared by the Company, immediately follow.

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

(Unaudited)

	October 31,	January 31,
	2014	2014

ASSETS

Current assets:
Cash and cash equivalents	$ 524	$ 50
Prepaid expenses	-0-	-0-
Total current assets	524	50

Oil & Gas properties (Note 2)	6,060,000	6,000,000

Total assets	6,060,524	6,000,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 416,194	$ 173,463
Short term note-Oil purchase (Note 2)	240,000	270,000
Shares to be issued (Note 3)	352,335	3,209,335
Total current liabilities	1,008,529	3,652,798
Long term Liabilities
Long term note (Note 4)	548,209	548,209
Long term note-Oil purchase (Note 2)	2,615,000	2,730,000
Commitments and contingencies (Note 9)

Stockholders' equity
Common stock (Note 6) ($0.001 par value)
Authorized 375,000,000 common shares with $0.001 par value
Issued and outstanding
48,646,630 common shares as at October 31, 2014 and 31,891,630 as at January 31, 2014	48,647	31,892
Additional paid-in capital	4,227,401	1,083,823
Deficit	(2,387,262)	(2,046,672)
Total stockholders' equity	1,888,786	(930,957)

Total liabilities and stockholders’ equity	$ 6,060,524	$ 6,000,050

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013	Nine Months Ended October 31, 2014	Nine Months Ended October 31, 2013	January 6, 2010 (Inception) through October 31, 2014

EXPENSES
Professional fees	56,389	57,609	177,264	172,797	569,619
General and administration	1,510	100	6,701	30,108	90,772
Oil & Gas lease operating expense	36,000	-0-	54,000	-0-	54,000
	93,899	57,709	237,965	202,905	714,391

Loss before other items	(93,899)	(57,709)	(237,965)	(202,905)	(714,391)
Other items
Interest and other income (expense)	(21,375)	4,947	(50,625)	(35,781)	(41,362)
Mineral property expense	(-0-)	(1,110,966)	(52,000)	(1,374,966)	(1,631,509)
	(21,375)	(1,106,019)	(102,625)	(1,410,747)	(1,672,871)
Loss for the period	$ (115,274)	$ (1,163,728)	$ (340,590)	$ (1,613,652)	$ (2,387,262)

Basic and fully diluted loss per share	$ (0.002)	$ (0.036)	$ (0.008)	$ (0.051)

Weighted average number of shares outstanding	48,604,963	31,891,630	44,619,408	31,891,630

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(Unaudited)

	Nine months Ended October 31, 2014	Nine months Ended October 31, 2013	January 6, 2010 (Inception) through October 31, 2014

Operating activities
Loss for the period	(340,590)	(1,613,652)	(2,387,262)
Items not affecting cash:
Stock based compensation	46,133	-0-	182,866
Depreciation	-0-	-0-	-0-
Sub-total	(294,457)	(1,613,652)	(2,204,396)
Changes in non-cash working capital items
Deposits	-0-	-0-	-0-
Equipment debt	-0-	(1,385,000)	-0-
Short term	(30,000)	-0-	240,000
Other debt-oil and mining company	-0-	-0-	3,072,502
Prepaid expense	-0-	12,708	-0-
Accounts payable and accrued liabilities	80,650	(69,184)	254,113
	(243,807)	(3,006,992)	1,362,329
Investment activities
Mineral properties and deferred exploration costs	-0-	980,966	-0-
Purchase of plant and equipment	-0-	1,735,000	-0-
Oil & Gas Assets	60,000	-0-	(6,060,000)
Cash provided by (used by) investment activities	60,000	2,715,966	(6,060,000)

Financing activities
Share capital issued-net of issuance costs	3,160,333	1,045,716	3,192,225
Share subscriptions	(2,857,000)	(745,716)	(1,773,177)
Repayment of short-term loans	-0-	(-0-)	548,209
Other debt	-0-	-0-	2,730,000

Cash provided by financing activities	303,333	300,000	4,697,257

Increase (decrease) in cash and cash equivalents during the period	474	(8,974)	524

Cash and cash equivalents, beginning of the period	50	9,550	-0-

Cash and cash equivalents, end of the period	524	576	524

Supplementary information:
Interest paid (received), net	$ 50,625	$ 20,727	$ 64,485

The accompanying notes are an integral part of these consolidated financial statements.

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

October 31, 2014

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

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of October 31, 2014 is not needed.

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no oil and gas projects in production as of October 31, 2014, and the asset retirement obligations are usually created as part of the production process. Accordingly, at October 31, 2014, the Company had no asset retirement obligations.

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

There were no stock options, warrants or convertible notes or convertible preferred stock outstanding at October 31, 2014 and January 31, 2014.

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

The Company and seller have amended the January 27, 2014 agreement to change the $75,000 payment originally due on March 27, 2014 to a total of $90,000 paid in fours installments as follow:

-$15,000 will due on June 27, 2014 (paid)

-$30,000 will due on/or before July 31, 2014 (paid)

-$25,000 will due on/or before September 22, 2014 (paid)

-$20,000 will be due on/or before September 26, 2014(paid)

We have recorded the additional $15,000 payment as an interest cost during the three month period ended April 30, 2014.

NOTE 3 - SHARES TO BE ISSUED

The Company is obligated to issue shares either for services, property purchase agreements or for cash.

	October 31, 2014	January 31, 2014

Services	$207,335	58,335
Properties	-0-	3,000,000

Cash	90,000	150,000
Total	$352,335	$3,209,335

See also Note 10 Subsequent Events

NOTE 4 - LONG TERM DEBT

In January 2014 the Company reached agreement with certain creditors of the Company which facilitated the acquisition of oil and gas assets. The creditors agreed to accept payment terms from the company of five monthly payment of $10,000 totaling $50,000 beginning January 27, 2014 and to accept the balance of their payment ($548,209) from 10% of the monthly cash flow from the assets being acquired until the debt was repaid. No interest will accrue on the debt. As of October 31, 2014 the Company has made two monthly payments for a total $20,000 leaving a balance owed of $30,000 which is recorded as a short term liability and the $548,209 has a long term liability.  The Company does not yet have income from the oil and gas assets and believes no additional payments will be made to the creditors within the next twelve (12) months.

NOTE 5 - INCOME TAX

The Company had net operating loss carry forwards available to offset future taxable income approximating $2,387,262 as of October 31, 2014. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

We do not have an accrual for uncertain tax positions as of October 31, 2014 or January 31, 2014. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operating Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve (12) months of the reporting date.

NOTE 6 - CAPITAL STOCK

Common Stock

As of October 31, 2014, the Company had 48,646,630 shares of its $0.001 par value common stock issued and outstanding.

Warrants and Options

As of October 31, 2014, the Company had no warrants or options for the purchase of shares of common stock issued and outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of October 31, 2014 the Company pursuant to its employment contract owes $180,135 to its employees. (Martinez-$108,000 and Crom-$72,135)

NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN

As of October 31, 2014, the Company had cash on hand as of $524 and a working capital deficit of approximately $1,008,005 and has incurred a loss from operations in 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As part of the purchase of oil and gas assets described in footnote 2 the Company is also obligated to spend $4,000,000 on those leases.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to the end of the period ended October 31, 2014 the Company had the following subsequent events:

On December 16, 2014, we entered into a private placement agreement to issue 175,000 shares of our common stock at $0.20 per share for a total offering price of $35,000.  We will issue common shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933. We are currently waiting for those funds to arrive.

We received a notice of termination from the seller of the oil property however we agreed to make a cash payment of $15,000 as payment towards the lease operating costs (road work) to resolve this issue. These funds will be paid when the funds from the private placement of December 16, 2014 are received.

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

Results of Operations

We are an exploration stage company and have generated minimal revenues since inception (January 6, 2010) and have incurred $2,387,262 in expenses through October 31, 2014.

For the nine months ended October 31, 2014 we incurred $237,965 in expenses.  These expenses consisted of $177,267 in professional fees, $6,700 in general and administrative expenses, $52,000  of additional costs associated with the termination of consulting contracts associated with diamond property, $50,625 in interest expense associated with the oil properties and $54,000 in lease operating costs.

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

During the quarter we were also active working on a new corporate website. This website was officially launched on November 28, 2014 and is located at www.midwestog.com.

During the nine month period ended October 31, 2014 we accrued lease costs of $54,000 which includes $1,000 per month per lease, accruals for taxes on lease and $15,000 for work perform on the lease access roads which was done in anticipation of starting the rework of the oil wells and commencing gas production in 2015.   During this period we were in the planning phase with no oil or gas production,  minor road work in preparation for future work, additional gravel was placed on the access roads to ensure good access for future work to be done, cost estimates prepared,  existing tank batteries evaluated, existing flow lines evaluated. There is a need for additional flow meters to ensure that we can monitor each wells individual production

The Company and seller have amended the January 27, 2014 agreement to change the $75,000 payment originally due on March 27, 2014 to a total of $90,000 paid in fours installments as follow:

-$15,000 will due on June 27, 2014 (paid)

-$30,000 will due on/or before July 31, 2014 (paid)

-$25,000 will due on/or before September 22, 2014 (paid)

-$20,000 will be due on/or before September 26, 2014(paid)

We have recorded the additional $15,000 payment as an interest cost during the six month period ended July 31, 2014.

For the nine months ended October 31, 2013 we incurred $1,613.652 in expenses.  These expenses consisted of $172,797 in professional fees, $30,108 in general and administrative expenses, $1,374,966 of exploration costs associated with diamond property and $35,781 of interest expense primarily associated with the purchase of equipment.

The following table provides selected financial data about our company for the period ended October 31, 2014.

Balance Sheet Data:	10/31/14
Cash	$ 524
Oil and gas assets	$ 6,060,000
Total assets	$ 6,060,525
Total liabilities	$ 4,171,738
Shareholders' equity	$ 1,888,786

Liquidity and Capital Resources

Our cash balance at October 31, 2014 was $524, with $4,171,738 in outstanding current liabilities.

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

We believe that the cash flow from each lease can built up over time by reinvesting the cash flow from work overs into more work overs and at some future point drilling deeper wells. Based on this approach we would hope to spend as our capital budget for re-working the existing 30 wells at total cost $3,000,000 which will yield 930 barrels of oil per day with cumulative potential of 4.7 MMBO.  At a price of oil in Kansas of approximately $60 this might result in daily gross revenues to MWOG of $3,000 per day and annual gross revenues to MWOG of approximately $13.6 million. We believe that despite the recent decline in the price of oil in the past several months that these wells will be very profitable.  Management believes the recent drop in oil will increase the possibility of acquiring leases at lower prices and allow for fast expansion (subject to funds for placing the wells back into production). Longer term we believe that oil price will be higher in the future.  We believe further expansion and growth potential exists on each field as well as the opportunity to acquire additional property in this immediate area.  Our present financing plans are undefined and there is substantial and significant risk that this will not be achieved.  Our outside shareholders have placed their confidence and trust in our President, Daniel Martinez and expressed their willingness to work with him to achieve this objective. Since these shareholders are unwilling to work with anyone else the loss of Daniel Martinez is a potential significant risk to our Company.

From January 2014 through October 2014 we were assured from a number of current shareholders that they would provide funds to meet our current obligations, pay the seller of the oil property and fund work programs on the leases. As of the date of filing this report we have not been successful in receiving funds.  We will continue to seek funds from existing shareholders and will also seek funding from other sources to work on these leases and to pay the past due amounts owed to the seller of the leases.

Our management does not have any equity interest in the Company and as of October 31, 2014 are owed (Martinez-$108,000 and Crom-$72,135) collectively $180,135. Their plans to continue working for the Company are uncertain. Mr. Martinez has an employment contract through December 1, 2014 and Mr. Crom’s employment is month to month.  The Company is in default under both employment contracts.

We are also in active discussions to acquire additional oil & gas leases and would hope to complete at least one additional acquisition in the next twelve months. Concurrent with acquiring those additional oil & gas leases we are also conducting concurrent financing discussions with various financing sources to fund such activities.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

December 22, 2014

Midwest Oil and Gas, Inc., Registrant

By:

/s/ Daniel Martinez

_____________________________________________

Daniel Martinez, President and Chief Executive Officer,

Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 22, 2014 Midwest Oil and Gas, Inc., Registrant By: /s/ Daniel Martinez ____________________________________________ Daniel Martinez, President and Chief Executive Officer,