Form 10-Q/A
period 2014-10-31
MIDWEST OIL & GAS INC.
filed 2014-12-31
CIK 1486315

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

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

(Unaudited)

	October 31,	January 31,
	2014	2014

ASSETS

Current assets:
Cash and cash equivalents	$ 524	$ 50
Prepaid expenses	-0-	-0-
Total current assets	524	50

Oil & Gas properties (Note 2)	6,060,000	6,000,000

Total assets	6,060,524	6,000,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 416,194	$ 173,463
Short term note-Oil purchase (Note 2)	240,000	270,000
Shares to be issued (Note 3)	352,335	3,209,335
Total current liabilities	1,008,529	3,652,798
Long term Liabilities
Long term note (Note 4)	548,209	548,209
Long term note-Oil purchase (Note 2)	2,615,000	2,730,000
Total long term liabilities	3,163,209	3,278,209
Total liabilities	4,171,738	6,931,007
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

MIDWEST OIL AND GAS INC.

(FORMERLY KNOWN AS AMERICAS DIAMOND CORP.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(Unaudited)

	Nine months Ended October 31, 2014	Nine months Ended October 31, 2013	January 6, 2010 (Inception) through October 31, 2014

Operating activities
Loss for the period	(340,590)	(1,613,652)	(2,387,262)
Items not affecting cash:
Stock based compensation	46,133	-0-	182,866
Depreciation	-0-	-0-	-0-
Sub-total	(294,457)	(1,613,652)	(2,204,396)
Changes in non-cash working capital items
Deposits	-0-	-0-	-0-
Equipment debt	-0-	(1,385,000)	-0-
Short term	(30,000)	-0-	240,000
Other debt-oil and mining company	-0-	-0-	3,072,502
Prepaid expense	-0-	12,708	-0-
Accounts payable and accrued liabilities	80,650	(21,048)	254,113
	(243,807)	(3,006,992)	1,362,217
Investment activities
Mineral properties and deferred exploration costs	-0-	980,966	-0-
Purchase of plant and equipment	-0-	1,735,000	-0-
Oil & Gas Assets	60,000	-0-	(6,060,000)
Cash provided by (used by) investment activities	60,000	2,715,966	(6,060,000)

Financing activities
Share capital issued-net of issuance costs	3,160,333	1,045,716	3,192,225
Share subscriptions	(2,857,000)	(745,716)	(1,773,177)
Repayment of short-term loans	-0-	-0-	548,209
Other debt	-0-	-0-	2,730,000

Cash provided by financing activities	303,333	300,000	4,697,257

Increase (decrease) in cash and cash equivalents during the period	474	(8,974)	524

Cash and cash equivalents, beginning of the period	50	9,550	-0-

Cash and cash equivalents, end of the period	524	576	524

Supplementary information:
Interest paid (received), net	$ 50,625	$ 20,727	$ 64,485

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

December 31, 2014

Midwest Oil and Gas, Inc., Registrant

By:

/s/ Daniel Martinez

_____________________________________________

Daniel Martinez, President and Chief Executive Officer,

Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 31, 2014 Midwest Oil and Gas, Inc., Registrant By: /s/ Daniel Martinez ____________________________________________ Daniel Martinez, President and Chief Executive Officer,