Form 10-K
period 2015-01-31
MIDWEST OIL & GAS INC.
filed 2015-05-28
CIK 1486315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]

Commission file number	000-54666

Midwest Oil & Gas, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1614533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 West Sycamore Street, Independence, Kansas	67301
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	855-200-6964

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

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
Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 18, 2015 was $1,998,497 based on a $0.075 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
48,646,630 common shares as of May 18, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MWOG SEC form 10K January 31, 2015                                                                                                        Page 2 of 50

MIDWEST OIL & GAS INC.

TABLE OF CONTENTS

PART I

4

Item 1.

Business

4

Item 1A.

Risk Factors

10

Item 1B.

Unresolved Staff Comments

16

Item 2.

Properties

16

Item 3.

Legal Proceedings

20

Item 4.

Mine Safety Disclosures

20

PART II

20

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

20

Item 6.

Selected Financial Data

22

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

22

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

27

Item 8.

Financial Statements and Supplementary Data

27

Item 9.

Changes in and Disagreements with Accountants on Financial Disclosure

41

Item 9A.

Controls and Procedures

41

Item 9B.

Other Information

42

PART III

42

Item 10.

Directors, Executive Officers and Corporate Governance

42

Item 11.

Executive Compensation

45

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

46

Item 13.

Certain Relationships and Related Transactions, and Director Independence

47

Item 14.

Principal Accounting Fees and Services

48

PART IV

48

Item 15.

Exhibits, Financial Statement Schedules

48

SIGNATURES

50

MWOG Form 10K January 31, 2015                                                                                                                   Page 3 of 50

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Midwest Oil & Gas, Inc. and our wholly owned subsidiary, SUDAM Diamonds Ltd., a United Kingdom company, unless otherwise indicated.

Company Information

Our Company was incorporated in the State of Nevada on January 6, 2010 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and limited operating history. Our principal offices are located at 400 West Sycamore Street, Independence, Kansas 67301. Our telephone number is 855-200-6964.

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

Our subsidiary, SUDAM Diamonds Ltd., was dissolved on May 13, 2014.

Effective June 12, 2014, in accordance with approval from the Financial Industry Regulatory Authority ("FINRA"), we changed our name from Americas Diamond Corp. to Midwest Oil & Gas, Inc.. by way of a merger with our wholly-owned subsidiary Midwest Oil & Gas Inc., which was created solely for the name change.

Effective June 12, 2014, our stock symbol changed from "ADMC" to "MWOG" to better reflect the new name of our Company. 4The symbol change became effective with the Over-the-Counter Bulletin Board at the opening of trading on June 12, 2014.  Our CUSIP number is 598340 107.

Company Overview

We are an oil and gas company dedicated to sourcing and securing domestic energy solutions through the exploration, development

MWOG Form 10K January 31, 2015                                                                                                                   Page 4 of 50

and production of onshore oil and natural gas reserves to maximize shareholder value.

We are focused on enhancing shareholder value through the exploration and development of our assets, with the objective of taking projects, if warranted, to the production stage.

Our vastly experienced management and advisory team have proven track records of taking projects from exploration stages through to production. With further experience in engineering, corporate finance and accounting management are confident in their ability to replicate our historical success on our company’s current acreage.

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

Our Current Business

We are an developmental stage company involved in oil and gas.

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

MWOG Form 10K January 31, 2015                                                                                                                   Page 5 of 50

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

MWOG Form 10K January 31, 2015                                                                                                                   Page 6 of 50

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

We expect to be able to comply with all applicable laws and regulations and do not believe that such compliance will have a material adverse effect on our competitive position. We have obtained and intend to obtain all environmental permits, licenses and approvals required by all applicable regulatory agencies to maintain our current oil and gas operations and to carry out our future exploration activities. We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations, and we believe that the operators of the properties in which we have an interest comply with all applicable laws and regulations. We intend to continue complying with all environmental laws and regulations, and at this time we do not anticipate incurring any material capital expenditures to do so.

Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. Our failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief, or both. Legislation affecting the oil and gas industry is subject to constant review, and the regulatory burden frequently increases. Changes in any of the laws and regulations could have a material adverse effect on our business, and in view of the many uncertainties surrounding current and future laws and regulations, including their applicability to our operations, we cannot predict their overall effect on our business.

Environmental laws provide for, among other things, restrictions and prohibitions on spills, releases, or emissions of various substances produced in association with oil and gas operations. The laws also require that wells and facility sites be operated,

MWOG Form 10K January 31, 2015                                                                                                                   Page 7 of 50

maintained, abandoned, and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such laws can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. The discharge of oil or gas or other pollutants into the air, soil, or water may give rise to liabilities to governments and third parties and may require the operator to incur costs to remedy such discharge. In addition, the operator could incur fines, penalties or significant liability for damages, clean-up costs, and penalties in the event of discharges into the environment, environmental damage caused by the operator or previous owners of the property, or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, the operator could face actions brought by private parties or citizens groups. There can be no assurance that the forgoing will not increase the cost of production, development, or exploration activities for the operator or otherwise adversely affect the payment of royalties on the property.

Environmental Regulation

The operator of our future oil and gas interests will be subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Applicable U.S. federal environmental laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Clean Water Act (“CWA”) and the Clean Air Act (“CAA”). These laws and regulations govern environmental cleanup standards, require permits for air, water, underground injection, solid and hazardous waste disposal and set environmental compliance criteria. In addition, state and local laws and regulations set forth specific standards for drilling wells, the maintenance of bonding requirements in order to drill or operate wells, the spacing and location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, and the prevention and cleanup of pollutants and other matters. Typically, operators maintain insurance against costs of clean-up operations, but may not be fully insured against all such risks. Additionally, Congress and federal and state agencies frequently revise the environmental laws and regulations, and any changes that result in delay or more stringent and costly permitting, waste handling, disposal and clean-up requirements for the oil and gas industry could have a significant impact on the operator’s costs, resulting in a negative impact on payment of royalties.

The environmental laws and regulations that could have a material impact on the oil and natural gas exploration and production industry, including on the operators of our future oil and gas interests, thereby indirectly impacting our business, including the following:

Hazardous Substances and Wastes.   CERCLA, also known as the “Superfund law,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that transported or disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file corresponding common law claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Waste Discharge.   The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the United States Environmental Protection Agency (“EPA”) or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment beams and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for noncompliance with discharge permits or other requirements of the CWA and analogous state laws and regulations.

Air Emissions.   The CAA and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. More stringent regulations governing emissions of toxic air pollutants and greenhouse gases (“GHGs”) have been developed by the EPA and may increase the costs of compliance for some facilities.

MWOG Form 10K January 31, 2015                                                                                                                   Page 8 of 50

Oil Pollution Act.   The Oil Pollution Act of 1990, as amended (“OPA”) and regulations thereunder impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA. OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.

National Environmental Policy Act.   Oil and natural gas exploration and production activities on federal lands are subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of either an environmental assessment or environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action will have a significant impact on the human environment. The NEPA process involves public input through comments which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying the permitting and development of projects, increase the costs of permitting and developing some facilities and could result in certain instances in the cancellation of existing leases.

Worker Safety.   The Occupational Safety and Health Act (“OSHA”) and comparable state statutes regulate the protection of the health and safety of workers. The OSHA hazard communication standard requires maintenance of information about hazardous materials used or produced in operations and provision of such information to employees. Other OSHA standards regulate specific worker safety aspects. Failure to comply with OSHA requirements can lead to the imposition of penalties.

Safe Drinking Water Act.   The Safe Drinking Water Act and comparable state statutes restrict the disposal, treatment or release of water produced or used during oil and gas development. Subsurface emplacement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities that, in some cases, includes the state oil and gas regulatory authority or the state’s environmental authority. These regulations may increase the costs of compliance for some facilities.

Effect of Existing or Probable Governmental Regulations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Smaller Reporting Company.   We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies.

Sarbanes/Oxley Act.   Except Section 302 and 404, we are also subject to the Sarbanes/Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management's assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act has and will continue to substantially impact our legal and accounting costs.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark. We have established a website and maintain the domain www.midwestog.com.

MWOG Form 10K January 31, 2015                                                                                                                   Page 9 of 50

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

Both Messrs. Crom and Martinez are also entitled participate in a bonus pool consisting of 5% of the net cash flow from operations. Each is entitled to a minimum participation of 20% of the bonus pool. To date our company has had net cash flow from operations and no other persons are entitled to any participation.

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

Item 1A.

Risk Factors

An investment in our Common Stock involves a high degree of risk. In addition to the other information in this Annual Report, the following risk factors should be considered carefully in evaluating the Company and our business. We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. If you decide to buy our Common Stock, you should be able to afford a complete loss of your investment.

RISKS RELATED TO OUR BUSINESS:

There is substantial doubt as to whether we will continue operations. If we discontinue operations, we will go out of business, and you could lose your investment.

Our independent accountant's report to our audited financial statements for the year ended January 31, 2015 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our accumulated deficit since inception, our failure to attain profitable operations and our dependence upon obtaining adequate financing to pay our liabilities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

MWOG Form 10K January 31, 2015                                                                                                                   Page 10 of 50

The Company is a start-up with a history of operating losses, and we expect to continue to realize losses in the near future, so an investment in Midwest Oil & Gas Inc. is considered a high risk investment whereby you could lose your entire investment. The Company currently has no operations that are producing revenue, and currently relies on investments by third parties to fund its business.  Even when the Company begins to generate revenues from operations, the Company may not become profitable or be able to sustain profitability.

We have not yet commenced operations and, therefore, we are considered a "start-up" or "development stage" company. We will incur significant expenses in order to implement our business plan. As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated developmental expenses, inventory costs, employment costs, and advertising and marketing expenses. We cannot assure you that our business will prove successful, or that we will ever be able to operate profitably. If we cannot operate profitably, you could lose your entire investment.

Our lack of any operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We do not have any material operating history, which makes it impossible to evaluate our business on the basis of historical operations.  Furthermore, the Company has abandoned its original business plan and is still in the process of selecting a new direction for the Company’s business. Therefore, our business carries both known and unknown risks. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our lacking any material operating history.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended objectives and therefore we will need to obtain additional financing in order to continue our business. We currently do not have any operations and we have no income.

We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business model and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital in one or more negotiated private sale transactions. Any sale of share capital will result in dilution to existing shareholders.

Our business will rely heavily upon our President and CEO, Mr. Daniel Martinez.

We have been heavily dependent upon the expertise and management of Mr. Daniel Martinez, our Chief Executive Officer and President, and our future performance will depend upon his continued services. The loss of the services of Mr. Martinez’s services could seriously interrupt our business operations, and could have a very negative impact on our ability to fulfill our business plan and to carry out our existing operations. We currently do not maintain key man life insurance on this individual. There can be no assurance that a suitable replacement could be found for him upon retirement, resignation, inability to act on our behalf, or death.

Our future growth may require recruitment of qualified employees.

In the event of our future growth, we may have to increase the depth and experience of our management team by adding new members. Our future success will depend to a large degree upon the active participation of our sole officer. There is no assurance that we will be able to employ qualified persons on acceptable terms. Lack of qualified employees may adversely affect our business development.

The possibility of a global financial crisis may significantly impact our business and financial condition for the foreseeable future.

The credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could have a material negative impact on our lenders or customers, causing them to fail to meet their obligations to us. We will need additional capital and financing to fund our fiscal

MWOG Form 10K January 31, 2015                                                                                                                   Page 11 of 50

2015 operating forecast. There is no assurance that additional capital or financing will be available to us on terms that are acceptable to us or at all. The decline in the price of crude oil during the last quarter of 2014 and the continued decline in 2015 have impacted our drilling plans and our ability to raise capital.

Our majority shareholder has the ability to significantly influence any matters to be decided by the shareholders.

Mr. Martinez currently owns approximately 30.8% of our Common Stock.  As a result, he can determine the outcome of any corporate matter that requires the approval of the holders of a majority of the shares of our Common Stock, including the election of directors, a merger or acquisition.

Risks Related to the Industry in Which We Compete

Current volatile market conditions and significant fluctuations in energy prices may continue indefinitely, negatively affecting our business prospects and viability.

The oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Any substantial decline in the price of oil and natural gas will likely have a material adverse effect on our planned operations and financial condition. The amount of any royalty payment we receive, if any, from the production of oil and gas from our oil and gas interests will depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	changes in global supply and demand for oil and natural gas by both refineries and end users;
•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	the price and volume of imports of foreign oil and natural gas;
•	political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity;
•	the level of global oil and gas exploration and production activity;
•	the level of global oil and gas inventories;
•	weather conditions;
•	technological advances affecting energy consumption;
•	domestic and foreign governmental regulations and taxes;
•	proximity and capacity of oil and gas pipelines and other transportation facilities;
•	the price and availability of competitors’ supplies of oil and gas in captive market areas;
•	the introduction, price and availability of alternative forms of fuel to replace or compete with oil and natural gas;
•	import and export regulations for LNG and/or refined products derived from oil and gas production from the US;
•	speculation in the price of commodities in the commodity futures market;
•	the availability of drilling rigs and completion equipment; and
•	the overall economic environment.

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future.  Recent volatility in 2014 has seen WTI oil prices drop from a high of $107.26 on June 20, 2014, to a low of $57.81 on December 14, 2014. This near term volatility may affect future prices in 2017 and beyond. The volatility of the energy markets makes it difficult to predict future oil and natural gas price movements with any certainty.

Exploration for oil and natural gas is risky and may not be commercially successful, impairing our ability to generate revenues.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. We may not discover oil or natural gas in commercially viable quantities, if at all. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans, locations as a result of prior exploratory wells or additional seismic data and interpretations thereof, and final commercial terms negotiated with partners.  Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, weather,

MWOG Form 10K January 31, 2015                                                                                                                   Page 12 of 50

cost overruns, equipment shortages, and mechanical difficulties. There is no assurance that we will successfully complete any wells or if successful, that the wells would be economically successful.  Moreover, the successful drilling or completion of any oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure you that our exploration, exploitation and development activities will result in profitable operations, the result of which will materially adversely affect our business.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on the Company.

Oil and gas operations are subject to national and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to national and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Environmental standards imposed by national or local authorities may be changed and any such changes may have material adverse effects on our potential royalties. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on any potential revenue to us.

We will be dependent upon the third party operator of our oil and gas interests.

If and when our prospects proceed to drilling, third parties will act as the operators of our oil and gas wells, and control the drilling and operating activities to be conducted on our properties. Therefore, we may have limited control over certain decisions related to activities on our properties relating to the timing, costs, procedure, and location of drilling or production activities, which could affect the Company’s results.

We may not be able to develop oil and gas reserves on an economically viable basis.

To the extent that we succeed in discovering oil and/or natural gas reserves on our prospects, we cannot assure that these reserves will be capable of production levels we project or in sufficient quantities to be commercially viable. Our future reserves, if any, will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into markets.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we cannot be assured of doing so optimally, and we will not be able to eliminate them completely in any case.  Therefore, these conditions could adversely impact our operations.

RISKS RELATED TO OUR COMMON STOCK

The market price of our Common Stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our Common Stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including but not limited to:

•	dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities;
•	announcements of new acquisitions, expansions or other business initiatives by us or our potential competitors;
•	our ability to take advantage of new acquisitions, expansions or other business initiatives;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	challenges associated with timely SEC filings;
•	illiquidity and lack of marketability by being an OTC quoted stock;
•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;

MWOG Form 10K January 31, 2015                                                                                                                   Page 13 of 50

•	additions and departures of key personnel;
•	announcements of technological innovations or new products;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•	significant sales of our Common Stock, including sales by selling shareholders following the registration of shares under a prospectus.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and our results of operations and financial condition.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

A penny stock is generally a stock that is not listed on a national securities exchange or NASDAQ, is listed in the "pink sheets" or on the OTC Bulletin Board, has a price per share of less than $5.00, and is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in Common Stock and other equity securities, including determination of the purchaser's investment suitability, delivery of certain information and disclosures to the purchaser, and receipt of a specific purchase agreement before effecting the purchase transaction.

Many broker-dealers will not affect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. In the event our Common Stock becomes subject to the penny stock trading rules:

•	such rules may materially limit or restrict the ability to resell our Common Stock, and
•	the liquidity typically associated with other publicly traded equity securities may not exist.

Because of the significant restrictions on trading penny stocks, a public market may never emerge for our securities. If this happens, you may never be able to publicly sell your shares.

Our operating results will fluctuate significantly, and these fluctuations may cause the price of our Common Stock to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, including the expansion of our operations, capital expenditures that we expect to incur, the prices of products and services, and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our Common Stock may decline.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their Common Stock, and shareholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our Common Stock.

We may issue additional stock without shareholder consent.

Our Board of Directors, consisting solely of our CEO, Mr. Daniel Martinez, has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated in January 2010 and have only recently started our exploration activities. We have not, to date, realized any revenues. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss

MWOG Form 10K January 31, 2015                                                                                                                   Page 14 of 50

was $4,934,837 from inception to January 31, 2015. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

MWOG Form 10K January 31, 2015                                                                                                                   Page 15 of 50

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

Item 2.

Properties

Our offices are located at 400 West Sycamore Street, Independence, Kansas 67301. The telephone number is 855-200-6964. Management believes the current premises are not sufficient for its future needs. The approximate monthly rent is US $400

Kansas Acquisition

On January 27, 2014, we entered into and closed an asset purchase agreement with an unrelated third party to acquire three oil and gas leases.  The interests purchased by our Company are leases to the following properties.

Brimer Lease

The Brimer lease measures approximately 177.0 acres and is located in Rutland, Montgomery County, Kansas. Legal well spacing in the state of Kansas is 330’ for gas and combination wells and 165’ for oil wells which allows for a potential 24 wells to be spaced on the location.

The lease currently holds 13 oil wells, with a gas pipeline “hot” tap located on premises.

The wells on the lease were last actively produced in March 2013 when they produced approximately 32 bopd (barrels of oil per day). The lease is located within the depths of the Weiser sands.

The Springer lease measures approximately 302 acres and is located in Rutland, Montgomery County, Kansas. Legal well spacing in the state of Kansas is 330’ for gas and combination wells and 165’ for oil wells which allows for a potential 41 wells to be spaced on the location

The lease currently holds 10 oil and gas wells, infrastructure and tank battery.

The wells on the lease were last actively produced in May 2011 when they produced approximately 75 bopd, in addition to gas production of 2,516 MCF (thousand cubic feet of natural gas) .

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

MWOG Form 10K January 31, 2015                                                                                                                   Page 16 of 50

The lease is located within the depths of the Weiser sands.

Development Sequence:

The Montgomery County acreages are cutting edge properties in a prime sought after location with potential to bring in historically large amounts of oil and associated gas production.  Transmission lines are in place and in reach of the location for the gas production and the historical oil production of the area gives heed to a solid framework for the properties.

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

MWOG Form 10K January 31, 2015                                                                                                                   Page 17 of 50

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

MWOG Form 10K January 31, 2015                                                                                                                   Page 18 of 50

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

MWOG Form 10K January 31, 2015                                                                                                                   Page 19 of 50

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares have been quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “MWOG” since June 12, 2014.  Previously our shares were quoted on the OTCBB under the symbol "ADMC" from November 21, 2012. Our stock symbol changed from "ADMC" to "MWOG" to better reflect the new name of our company. The symbol change became effective with the OTCBB at the opening of trading on June 12, 2014.  Trading in stocks quoted on the OTCBB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

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

MWOG Form 10K January 31, 2015                                                                                                                   Page 20 of 50

OTC Bulletin Board
Quarter Ended(1)	High	Low
January 31, 2015	$0.07	$0.05
October 31, 2014	$0.15	$0.06
July 31, 2014	$0.08	$0.05
April 30, 2014	$0.12	$0.12
January 31, 2014	$0.12	$0.08
October 31, 2013	$0.17	$0.10
July 31, 2013	$0.17	$0.15
April 30, 2013	$0.66	$0.11
January 31, 2013	$0.74	$0.52

(1) Our shares of common stock first traded on December 4, 2012.

Our common shares are issued in registered form. The stock transfer agent for our securities is Empire Stock Transfer, 1859 Whitney Mesa Dr. Henderson, NV 89014.

Holders

On May 18, 2015 we have 22 shareholders and 48,646,630 common shares outstanding.

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

MWOG Form 10K January 31, 2015                                                                                                                   Page 21 of 50

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

On September 18, 2014, we issued 125,000 shares of our common stock at $0.10 per share for a total offering price of $25,000 upon the closing of a private placement.  The common shares were issued to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal years ended January 31, 2015 and 2014.

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

Results of Operations

Summary for years ending January 31, 2015 and 2014

		Year ended January 31, 2015		Year ended January 31, 2014		Period From January 6, 2010 (Inception) to January 31, 2015
Revenue*	$	Nil	$	Nil	$	Nil
Operating expenses		$2,888,165		$1,905,509		$4,934,837
Net loss		$(2,888,165)		$(1,905,509)		$(4,934,837)

*During the year ended January 31, 2013, our company had debt cancelled of $9,263 which our company has excluded from this table.

MWOG Form 10K January 31, 2015                                                                                                                   Page 22 of 50

Expenses

Our operating expenses for the years ended January 31, 2015 and 2014 are outlined in the table below:

	Year ended January 31, 2015	Year ended January 31, 2014	Period From January 6, 2010 (Inception) to January 31, 2015
General and administrative	$6,871	$47,755	$90,942
Oil Lease Expense	$63,000	$-0-	$63,000
Mineral property evaluation	$2,501,934	$1,539,609	$4,081,910
Professional fees	$239,830	$317,787	$632,285

During the fiscal year end January 31, 2015 the Company recognized an impairment loss on these assets of $2,446,934. This took into consideration the existing debt of $3,613,066 on these assets and reduced the net book value to $0.

Revenue

We have not earned any revenues from operations since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	As at
	January 31,
	2015	2014
Current assets	$25	$50
Current liabilities	1,015,536	382,798
Working capital	$(1,015,511)	$(382,748)

Cash Flows
	Year Ended
	January 31,
	2015	2014
Cash flows from (used in) operating activities	$(2,352,292)	$(1,329,390)
Cash flows provided by (used in) investing activities	(3,613,066	$2,319,286
Cash flows provided by (used in) financing activities	5,965,333	$(1,396,076)
Net increase (decrease) in cash during period	$(25)	$(9,500)

We have generated no revenue since inception and have incurred $4,934,837 in expenses through January 31, 2015. We had a net loss of $2,888,165 and $1,905,051 for the years ended January 31, 2015 and 2014, respectively. These expenses consisted of professional fees, administrative expenses and exploration expenses.

Our cash in the bank at January 31, 2015 was $25, with $4,178,545 in outstanding liabilities.

Going Concern

We are an exploration stage company and currently have no operations. Our independent auditor has issued an audit opinion for our company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

MWOG Form 10K January 31, 2015                                                                                                                   Page 23 of 50

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

MWOG Form 10K January 31, 2015                                                                                                                   Page 24 of 50

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of January 31, 2015, the Company's oil and gas properties consisted of capitalized acquisition and exploration costs for unproved mineral rights.

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

MWOG Form 10K January 31, 2015                                                                                                                   Page 25 of 50

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

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or our company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of January 31, 2015 is not needed.

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, our Company will recognize a gain or loss on settlement. Our Company has no oil and gas projects in production as of January 31, 2015, and the asset retirement obligations are usually created as part of the production process. Accordingly, at January 31, 2015, our company had no asset retirement obligations.

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

Stock Based Compensation

Our Company has adopted ASC 718, Stock Compensation, which requires our company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. Our Company has not issued stock options in 2015 or 2014. Our

MWOG Form 10K January 31, 2015                                                                                                                   Page 26 of 50

company issues stock for payment of certain professional fees and these stock issuances are expensed based on the market value of the stock on the date granted. Our Company expenses these professional fees at the time of stock issuance as the stock issuance date approximates the date the services are performed.

Per Share Data

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, convertible notes and convertible preferred stock.

There were no stock options, warrants or convertible notes or convertible preferred stock outstanding at January 31, 2015 and 2014.

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

Item 8.

Financial Statements and Supplementary Data

Our audited annual financial statements for the years ended January 31, 2015 and 2014 and cumulative from inception form part of this annual report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

MWOG Form 10K January 31, 2015                                                                                                                   Page 27 of 50

MIDWEST OIL & GAS INC. (An Exploration Stage Company) January 31, 2015 and 2014 INDEX TO THE FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	29
Consolidated Balance Sheets at January 31, 2015 and 2014	30
Consolidated Statements of Operations for the Fiscal Year Ended January 31, 2015 and 2014 and for the Period from January 6, 2010 (Inception) through January 31, 2015	31
Statements of Cash Flows for the Fiscal Year Ended January 31, 2015 and 2014 and for the Period from January 6, 2010 (Inception) through January 31, 2015	32
Consolidated Statement of Stockholders’ Deficit for the Period from January 6, 2010 (Inception) through January 31, 2015	33
Notes to the Financial Statements	34

MWOG Form 10K January 31, 2015                                                                                                                   Page 28 of 50

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Midwest Oil & Gas Inc.

I have audited the accompanying balance sheets of Midwest Oil & Gas Inc. (An Exploration Stage Company) as of January 31, 2015 and 2014, and the related statements of operations, stockholders’ equity and cash flows for the years ended January 31, 2015 and 2014.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midwest Oil & Gas Inc., (An Exploration Stage Company) as of January 31, 2015 and 2014, and the results of its operations and cash flows for the years ended January 31, 2015 and 2014 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart

Seattle, Washington

May 20, 2015

MWOG Form 10K January 31, 2015                                                                                                                   Page 29 of 50

MIDWEST OIL & GAS INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

(Audited)

	January 31,	January 31,
	2015	2014 (Restated)

ASSETS

Current assets:
Cash and cash equivalents	$ 25	$ 50
Prepaid expenses	-0-	-0-

Total current assets	25	50

Oil & Gas properties (Note 2)	3,613,066	-0-

Total assets	3,613,091	50

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities (Note 2 and 7)	$ 469,336	$ 173,463
Short term note-Oil Asset Purchase (Note 3)	240,000	-0-
Shares to be issued (Note 4)	306,000	209,335
Total current liabilities	1,015,336	382,798
Long term Liabilities
Long term note (Note 2)	548,209	548,209
Long term note-Oil purchase (Note 3)	2,615,000	-0-
Total long term liabilities	3,163,209	548,209
Commitments and contingencies (Note 8)
Total Liabilities	4,178,545	931,007

Stockholders' equity
Common stock (Note 8) ($0.001 par value)
Authorized 375,000,000 common shares with $0.001 par value
Issued and outstanding
48,646,630 common shares (January 31, 2014 – 31,891,630)	48,647	31,892
Additional paid-in capital	4,320,736	1,083,823
Deficit	(4,934,837)	(2,046,672)

Total stockholders' equity	(565,454)	(930,957)

Total liabilities and stockholders’ equity	$ 3,613,091	$ 50

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

MWOG Form 10-K January 31, 2015                                                                                                                   Page 30 of 50

MIDWEST OIL & GAS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Audited)

	Year Ended January 31, 2015	Year Ended January 31, 2014 (restated)

EXPENSES
Professional fees	239,830	317,787
Oil & Gas lease costs	63,000	-0-
General and administration	6,871	47,755
	309,701	365,542

Loss before other items	(309,701)	(365,542)
Other items
Interest and other income (expense)	(76,530)	-0-
Mineral property expenses	(2,501,934)	(1,539,509)
	(2,578,464)	(1,539,509)
Loss for the period	$ (2,888,165)	$ (1,905,051)

Basic and fully diluted loss per share	$ (0.06)	$ (0.06)

Weighted average number of shares outstanding	45,626,213	31,424,973

The accompanying notes are an integral part of these consolidated financial statements.

MWOG Form 10-K January 31, 2015                                                                                                                   Page 31 of 50

MIDWEST OIL & GAS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(Audited)

	Year Ended January 31, 2015	Year Ended January 31, 2014 (restated)

Operating activities
Loss for the period	(2,888,165)	(1,905,051)
Items not affecting cash:
Stock based compensation	55,833	99,333
Depreciation	-0-	-0-
Sub-total	(2,832,332)	(1,805,718)
Changes in non-cash working capital items
Deposits	-0-	-0-
Equipment debt	-0-	(1,385,000)
Other debt-oil and mining company	-0-	2,319,286
Prepaid expense	-0-	2,292
Accounts payable and accrued liabilities	480,040	(460,250)
	(2,352,292)	(1,329,390)
Investment activities
Mineral properties and deferred exploration costs	-0-	980,966
Purchase of plant and equipment	-0-	1,735,000
Oil & Gas Assets	(3,613,066)	-0-
Cash provided by (used by) investment activities	(3,613,066)	2,715,966

Financing activities
Share capital issued-net of issuance costs	3,253,668	1,892
Share subscriptions	96,665	(1,946,177)
Repayment of short-term loans	-0-	-0-
Other debt	2,615,000	548,209

Cash provided by financing activities	5,965,333	(1,396,076)

Increase (decrease) in cash and cash equivalents during the period	(25)	(9,500)

Cash and cash equivalents, beginning of the period	50	9,550

Cash and cash equivalents, end of the period	25	50

Supplementary information:
Interest paid (received), net	$ 15,000	$ 13,860

The accompanying notes are an integral part of these consolidated financial statements.

MWOG Form 10-K January 31, 2015                                                                                                                   Page 32 of 50

AMERICAS DIAMOND MINING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FROM JANUARY 10, 2010 (INCEPTION) THROUGH THE YEAR ENDED JANUARY 31, 2015

	Common Stock
	Shares	Dollars		Additional Paid-in Capital	Accumulated Deficit	Total

Inception 1/6/2010	-0-	$-0-	$	(-0-)	$-0-	$	(-0-)
Stock Issued	3,000,000	3,000		12,000			15,000
Net loss					(810)		(810)

Balances 1/31/10	3,000,000	$3,000		$12,000	$(810)		$14,190
Stock Issued	3,000,000	3,000		42,000			45,000
Net loss					(18,507)		(18,507)

Balances 1/31/11	6,000,000	6,000		54,000	(19,317)		40,683
Net loss					(22,662)		(22,662)

Balances 1/31/12	6,000,000	6,000		54,000	(41,979)		18,021
Share split	24,000,000	24,000		(24,000)
Net loss					(99,642)		(99,642)

Balances 1/31/13	30,000,000	$30,000		$30,000	$(141,621)		$(81,621)

Stock Issued	1,891,630	1,892		1,053,823			1,055,715
Net loss					(1,905,051)		(1,905,051)
Balances 1/31/14	31,891,630	$31,892		$1,083,823	$(2,046,672)		$(930,957)

Stock Issued	16,755,000	16,755		3,236,913			3,253,668
Net loss					(2,888,165)		(2,888,165)
Balances 1/31/15	48,646,630	$48,647		$ 4,320,736	$(4,934,837)		$(565,454)

The accompanying notes are an integral part of these consolidated financial statements.

MWOG Form 10-K January 31, 2015                                                                                                                   Page 33 of 50

MIDWEST OIL & GAS INC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Audited)

January 31, 2015

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

MWOG Form 10-K January 31, 2015                                                                                                                   Page 34 of 50

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

ACCOUNTING FOR OIL AND GAS PROPERTIES

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of January 31, 2015, the Company's oil and gas properties consisted of capitalized acquisition and exploration costs for unproved mineral rights.

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

MWOG Form 10-K January 31, 2015                                                                                                                   Page 35 of 50

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

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of January 31, 2015 is not needed.

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no oil and gas projects in production as of January 31, 2015, and the asset retirement obligations are usually created as part of the production process. Accordingly, at January 31, 2015, the Company had no asset retirement obligations.

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

MWOG Form 10-K January 31, 2015                                                                                                                   Page 36 of 50

REVENUE RECOGNITION

We plan to recognize revenue from the sale of product when an agreement of sale exists, product delivery has occurred, title has transferred to the customer and collection is reasonably assured. The price to be received is based upon terms of a sales contract. The Company has not generated revenue activity for the periods presented in the consolidated financial statements.

STOCK BASED COMPENSATION

The Company has adopted ASC 718, Stock Compensation, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest. The Company has not issued stock options in 2014 or 2015. The Company issues stock for payment of certain professional fees and these stock issuances are expensed based on the market value of the stock on the date granted. The Company expenses these professional fees at the time of stock issuance as the stock issuance date approximates the date the services are performed.

PER SHARE DATA

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants, convertible notes and convertible preferred stock.

There were no stock options, warrants or convertible notes or convertible preferred stock outstanding at January 31, 2015 and 2014.

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

MWOG Form 10-K January 31, 2015                                                                                                                   Page 37 of 50

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

There were no material relationships among the Company and Kansai Mining or any of their respective affiliates. It is the policy of the Company to segregate each of its mining projects into separate, wholly owned special purpose vehicles, for the purposes of risk mitigation and financing. When the Kansai Asset Purchase Agreement was executed as the Company believed that it has the resources to develop the mineral rights related to the projects acquired however in September 2013 the Company’s financing agreement was breached and the Company was not able to obtain alternative financing. As a result the Company terminated the Kansai Asset Purchase, returned the property back to Kansai and wrote off all capitalized costs associated with the property.

In January 2014 the Company reached agreement with Kansai which facilitated the acquisition of oil and gas assets. The creditors agreed to accept payment terms from the company of five monthly payment of $10,000 totaling $50,000 beginning January 27, 2014 and to accept the balance of their payment ($548,209) from 10% of the monthly cash flow from the assets being acquired until the debt was repaid. No interest will accrue on the debt. As of January 31, 2015 the Company has made two monthly payments of $20,000 leaving a balance owed of $30,000 which is recorded as a short term liability and the $548,209 has a long term liability.  The Company does not yet have income from the oil and gas assets and believes no additional payments will be made to the creditors within the next twelve months.

NOTE 3 – PURCHASE OF OIL ASSETS

On January 27, 2014 we reached agreement to acquire the leases from an unrelated party for a total consideration of $6,000,000 to be paid in $3,000,000 cash and $3,000,000 in restricted common shares of our company.  The cash payment of $3,000,000 to the third party will be paid in:

a.

a payment of $75,000 (paid) within 10 days of the date of the agreement

b.

a payment of $75,000 (paid) within 60 days from the date of the agreement a promissory note of $2,850,000 with an annual interest rate of 3.0%.  Monthly interest only payments made 60 days from January 21, 2014. Payments on the principal of the note will commence no later than August 1, 2014 and will be the greater of $20,000 or 50% of the net cash flow from production of the leases.

The liability of $3,000,000 is reflected on the financial statement as a long term note $2,730,000 and short term liability of $270,000.  As of January 31, 2015 there is no net cash flow from production of the leases so the company’s current obligation over the next twelve months is only the minimum $20,000 monthly payments for a total short term liability of $240,000.

The payment of $3,000,000 in common shares of our Company was paid on closing on April 21, 2014 at a deemed price of $0.20 per share for an aggregate of 15,000,000 common shares of our Company.

The Company recorded the purchase of these assets effective April 21, 2014.

During the fiscal year end January 31, 2015 the Company recognized an impairment loss on these assets of $2,446,934. This took into consideration the existing debt of $3,613,066 on these assets and reduced the net book value to $0.

MWOG Form 10-K January 31, 2015                                                                                                                   Page 38 of 50

Pursuant to this agreement, Intrepid retained a security interest in the leases, property, equipment and other assets.

NOTE 4- SHARES TO BE ISSUED

The Company is obligated to issue shares either for services, property purchase agreements or for cash.

	January 31, 2015	January 31, 2014 (restated)

Services 360,000 shares (496,667 shares-January 31, 2014)	$36,000	$99,335
Cash 1,350,0000 shares (550,000 shares for January 31, 2014)	270,000	110,000
Total	$306,000	$209,335

All shares in 2014 were valued at $0.20 per share. The services in 2015 were valued at $0.10 and the shares to be issued for a private placements paid in cash were valued at $0.10 per share.

Included in the above  are shares to be issued to Mr. Crom pursuant to his employment contract which for January 31, 2015 was 360,000 shares valued at $0.10 per share. (2014-390,000 shares valued at $0.20 per share)

NOTE 5 - INCOME TAX

The Company had net operating loss carry forwards available to offset future taxable income approximating $4,935,037 as of January 31, 2015. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

We do not have an accrual for uncertain tax positions as of January 31, 2015. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operating Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 6 - CAPITAL STOCK

Common Stock

As of January 31, 2015, the Company had 48,646,630 share of its $0.001 par value common stock issued and outstanding.

Warrants and Options

As of January 31, 2015, the Company had no warrants or options for the purchase of shares of common stock issued and outstanding:

NOTE 7 - RELATED PARTY TRANSACTIONS

Our President is paid $6,000 per month. As of January 31, 2015 we owe him $124,171 (2014-$55,000) which is included in accounts payable. Our Chief Financial Officer is paid $6,000 per month and receives 30,000 common shares per month. As of January 31, 2015 we him $79,835 (2014-$48,235) which is included in accounts payable. In addition as of January 31, 2015 we owe him an additional 360,000 shares (2014-390,000 shares).

NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN

As of January 31, 2015, the Company had cash on hand as of $25 and a working capital deficit of approximately $4,178,720 and has incurred a loss from operations in 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain

MWOG Form 10-K January 31, 2015                                                                                                                   Page 39 of 50

operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As part of the purchase of oil and gas assets described in footnote 2 the Company is also obligated to spend $4,000,000 on those leases.

NOTE 10 - SUBSEQUENT EVENTS

None

MWOG Form 10-K January 31, 2015                                                                                                                   Page 40 of 50

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

MWOG Form 10-K January 31, 2015                                                                                                                   Page 41 of 50

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with our Company	Age	Date First Elected or Appointed
Daniel Martinez	President, Chief Executive Officer and Director	32	September 14, 2012
Thomas L. Crom, III	Chief Financial Officer, Secretary, and Treasurer	59	January 23, 2013

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

MWOG Form 10-K January 31, 2015                                                                                                                   Page 42 of 50

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

Thomas L. Crom, III – Chief Financial Officer, Secretary, and Treasurer

Thomas L. Crom, III has acted as our chief financial officer, secretary and treasurer since January 23, 2013. Mr. Crom has been a senior mining executive (CMA and MS-tax) with over 25 years’ experience dealing with start-up companies, international operations, natural resources, and serving as chief financial officer with an involvement in operational details for a number of different companies including US and Canadian public companies.

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

MWOG Form 10-K January 31, 2015                                                                                                                   Page 43 of 50

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

(1)

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Board and Committee Meetings

Our Board of Directors held no formal meetings during the year ended January 31, 2015. All proceedings of the board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended January 31, 2015 we did not have any standing committee of the Board of Directors.

Nomination Process

As of January 31, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any

MWOG Form 10-K January 31, 2015                                                                                                                   Page 44 of 50

director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

Audit Committee

We do not currently have an audit committee; the duties of this committee are performed by our entire Board of Directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2015, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

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

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

a)

our principal executive officer;

b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2015 and 2014; and

c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2015 and 2014;

who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

MWOG Form 10-K January 31, 2015                                                                                                                   Page 45 of 50

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Non-qualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Daniel Martinez(1) President, Chief Executive Officer and Director	2015 2014	$72,000 $72,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$72,000 $72,000
Thomas L. Crom, III(2) Chief Financial Officer, Secretary and Treasurer	2015 2014	$72,000 $72,000	Nil Nil	$36,000 $12,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$108,000 $84,500

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

Effective January 23, 2013, our company entered into an employment agreement with Thomas L. Crom, III, whereby Mr. Crom has agreed to perform services as chief financial officer, secretary and treasurer of our Company on a continuing basis.  As compensation, we have agreed to pay Mr. Crom an initial salary of US$6,000 per month and to issue 30,000 shares of our company's common stock per month, for an aggregate of 90,000 shares per quarter, within the initial term.  As a signing bonus, our Company has agreed to issue 25,000 shares of our common stock to Mr. Crom. In February 2013, we issued the 25,000 shares to Mr. Crom and on May 15, 2014, we issued 390,000 shares to Mr. Crom which was the balance owed as of  January 31, 2014. As of January 31, 2015 we owe Mr. Crom an additional 360,000 shares

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our Company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 20, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with

MWOG Form 10-K January 31, 2015                                                                                                                   Page 46 of 50

respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Daniel Martinez (2) 400 West Sycamore Street Independence, Kansas 67301	15,000,000 Common Shares	30.8%
Thomas L. Crom, III (3) P.O. Box 9 Payson, AZ 85547-009	-0- Common Shares	0%
Directors and Executive Officers as a Group(1)	-0- Common Shares	0%
Intrepid Energy Corporation 4654 SR 64 East, Suite 127 Bradenton, Florida 34208	7,000,000	15%
Wild Bull Investments 11161 East State Road 70 Suite 110-114 Lakewood Ranch, Florida 34202	4,000,000	8.2%
Daniel L. Hefner 1502 North Taylor Road Brandon, FL 33510	4,000,000	8.2%
Affiliate and 5% or greater security holders	30,000,000 Common Shares	61.7%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 20, 2015. As of May 20, 2015, there were 48,646,630, shares of our Company’s common stock issued and outstanding.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Daniel Martinez. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a) (15).

MWOG Form 10-K January 31, 2015                                                                                                                   Page 47 of 50

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

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2015 and for fiscal year ended January 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2015 $	January 31, 2014 $
Audit Fees	$8,000	$8,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	$3,800	$3,800
Total	$11,800	$11,800

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-

approved by our audit committee (which consists of our entire board of directors); or

-

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

MWOG Form 10-K January 31, 2015                                                                                                                   Page 48 of 50

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	(i) Articles; (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on March 9, 2010).
3.2	By-Laws (Incorporated by reference to our Registration Statement on Form S-1 filed on March 9, 2010).
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on October 11, 2012)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on October 11, 2012).
(10)	Material Contracts
10.1*	Employment Agreement between our Company and Daniel Martinez dated December 2, 2012
10.2	Employment Agreement between our Company and Thomas L. Crom, III dated January 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 24, 2013)
10.3	Share Issuance Agreement between our Company and Asia-Pacific Capital Ltd. dated January 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 24, 2013).
10.4	Stock Purchase Agreement between our Company, SUDAM Diamonds Ltd. and Daniel Martinez dated February 11, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013).
10.5*	Lease Agreement between our company and Intrepid Resources Corporation LLC dated January 27, 2014.
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(99)	Additional Exhibits
99.1*	Omitted
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

MWOG Form 10-K January 31, 2015                                                                                                                   Page 49 of 50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MIDWEST OIL & GAS INC.
(Registrant)
Dated: May 28, 2015	/s/ Daniel Martinez
Daniel Martinez
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: May 28, 2015	/s/ Thomas L. Crom, III
Thomas L. Crom, III
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 28, 2015	/s/ Daniel Martinez
Daniel Martinez
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: May 28, 2015	/s/ Thomas L. Crom, III
Thomas L. Crom, III
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

MWOG Form 10-K January 31, 2015                                                                                                                   Page 50 of 50