Form 10-K/A
period 2014-01-31
MIDWEST OIL & GAS INC.
filed 2015-06-01
CIK 1486315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #2

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]

Commission file number	000-54666
MIDWEST OIL & GAS INC.
(Exact name of registrant as specified in its charter) (Formerly: Americas Diamond Corp.)
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

MWOG SEC form 10K January 31, 2014    Amendment #2                                                                                   Page 2 of 49

MIDWEST OIL & GAS INC.

TABLE OF CONTENTS

PART I

4

Item 1.

Business

4

Item 1A.

Risk Factors

8

Item 1B.

Unresolved Staff Comments

14

Item 2.

Properties

14

Item 3.

Legal Proceedings

18

Item 4.

Mine Safety Disclosures

18

PART II

19

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

19

Item 6.

Selected Financial Data

20

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

20

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

25

Item 8.

Financial Statements and Supplementary Data

25

Item 9.

Changes in and Disagreements with Accountants on Financial Disclosure

38

Item 9A.

Controls and Procedures

39

Item 9B.

Other Information

40

PART III

40

Item 10.

Directors, Executive Officers and Corporate Governance

40

Item 11.

Executive Compensation

43

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

45

Item 13.

Certain Relationships and Related Transactions, and Director Independence

46

Item 14.

Principal Accounting Fees and Services

46

PART IV

47

Item 15.

Exhibits, Financial Statement Schedules

47

SIGNATURES

49

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 3 of 49

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

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Midwest Oil & Gas Inc. and our wholly owned subsidiary, SUDAM Diamonds Ltd., a United Kingdom company, unless otherwise indicated.

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

Effective October 15, 2012, in accordance with approval from the Financial Industry Regulatory Authority ("FINRA"), we changed our name from Impact Explorations Inc. to Midwest Oil & Gas Inc. by way of a merger with our wholly-owned subsidiary Midwest Oil & Gas Inc., which was created solely for the name change and effected a forward split of our authorized, issued and outstanding shares of common stock on a 5 new for 1 old basis, such that, our authorized capital increased from 75,000,000 to 375,000,000 shares of common stock and our issued and outstanding shares of common stock increased from 6,000,000 to 30,000,000, all with a par value of $0.001.

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

We are an oil and gas company dedicated to sourcing and securing domestic energy solutions through the exploration, development

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 4 of 49

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

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 5 of 49

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

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 6 of 49

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

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 7 of 49

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

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 8 of 49

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

We do not have any material operating history, which makes it impossible to evaluate our business on the basis of historical operations.  Furthermore, the Company abandoned its original business plan and is still in the process of selecting a new direction for the Company’s business. Therefore, our business carries both known and unknown risks. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our lacking any material operating history.

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

The credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could have a material negative impact on our lenders or customers, causing them to fail to meet their obligations to us. We will need additional capital and financing to fund our fiscal 2015 operating forecast. There is no assurance that additional capital or financing will be available to us on terms that are acceptable to us or at all.

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 9 of 49

Our majority shareholder has the ability to significantly influence any matters to be decided by the shareholders.

Ms. Brown currently owns approximately 30.8% of our Common Stock.  As a result, she can determine the outcome of any corporate matter that requires the approval of the holders of a majority of the shares of our Common Stock, including the election of directors, a merger or acquisition.

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

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. The price of oil has been extremely volatile, and we expect this volatility to continue for the foreseeable future.   This near term volatility may affect future prices in 2015 and beyond. The volatility of the energy markets makes it difficult to predict future oil and natural gas price movements with any certainty.

Exploration for oil and natural gas is risky and may not be commercially successful, impairing our ability to generate revenues.

Oil and natural gas exploration involves a high degree of risk. These risks are more acute in the early stages of exploration. We may not discover oil or natural gas in commercially viable quantities, if at all. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as over pressured zones and tools lost in the hole, and changes in drilling plans, locations as a result of prior exploratory wells or additional seismic data and interpretations thereof, and final commercial terms negotiated with partners.  Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties. There is no assurance that we will successfully complete any wells or if successful, that the wells would be economically successful.  Moreover, the successful drilling or completion of any oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure you that our exploration, exploitation and development activities will result in profitable operations, the result of which will materially adversely affect our business.

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 10 of 49

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

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 11 of 49

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

We were incorporated in January 2010 and have only recently started our exploration activities. We have not, to date, realized any revenues. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss was $2,046,672 from inception to January 31, 2014. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•

our ability to locate a profitable mineral property;

•

our ability to generate revenues, and

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 12 of 49

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

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 13 of 49

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

The Springer lease measures approximately 302 acres and is located in Rutland, Montgomery County, Kansas. Legal well spacing in the state of Kansas is 330’ for gas and combination wells and 165’ for oil wells which allows for a potential 41 wells to be spaced on the location.

The lease currently holds 10 oil and gas wells, infrastructure and tank battery.

The wells on the lease were last actively produced in May 2011 when they produced approximately 75 bopd, in addition to gas production of 2,516 MCF (thousand cubic feet of natural gas).

Bell Lease

The Bell lease measures approximately 81 acres and is located in Rutland, Montgomery County, Kansas. Legal well spacing in the state of Kansas is 330’ for gas and combination wells and 165’ for oil wells which allows for a potential 12 wells to be spaced on the location.

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 14 of 49

The lease currently holds 5 oil wells without equipment and 2 wells ready to produce into a portable tank battery.

The wells on the lease were last actively produced in March 2012 when they produced approximately 31 bopd.

The lease is located within the depths of the Weiser sands.

There is no assurance that despite past historical production on these leases or production from adjacent properties that our future efforts to re-establish production from any of these leases will be successful.  In addition even if production is re-established there is no assurance that the production will be of sufficient amounts to be commercially viable.

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

A recommended work program would be to re-establish the production that was present in the 1980’s and 1990’s.  There is also the opportunity to drill new wells into the sought after formation.  Production of theses contiguous leases are very much coveted in the area for their history of production and their potential for a deeper well to tap into multiple formations.

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

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 15 of 49

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

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 16 of 49

The upshot of horizontal drilling and fracking has been an exciting new oil boom that encompasses northern Oklahoma and southeastern Kansas. The average production from a vertical well in Kansas was 3 bopd with older drilling techniques. It was estimated that prior to 1985 the average well produced about 64,000 barrels of oil. These figures do not suggest big successful wells. However, if we look across the border to wells that have recently been drilled using current drilling technology, or the horizontal technique and fracking we can see why an oil boom is starting in Kansas. Oil wells have come in with initial production of over 1,000 barrels per day plus associated gas.

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

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 17 of 49

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

The emergence of horizontal drilling and fracking in the central midwest is creating oil boom that encompasses northern Oklahoma and southeastern Kansas. The average production from a vertical well in Kansas was 3 bopd with older drilling techniques. It was estimated that prior to 1985 the average well produced about 64,000 barrels of oil. These figures do not suggest big successful wells. However, if we look across the border to wells that have recently been drilled using current drilling technology, or the horizontal technique and fracking we can see why an oil industry may be beginning in Kansas. Oil wells have come in with initial production of over 1,000 barrels per day plus associated gas.

Item 3.

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our Company.

Item 4.

Mine Safety Disclosures

Not applicable.

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 18 of 49

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

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 19 of 49

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

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 20 of 49

Results of Operations

Summary for years ending January 31, 2014 and 2013

		Year ended January 31, 2014 (restated)		Year ended January 31, 2013 (restated)		Period From January 6, 2010 (Inception) to January 31, 2014 (restated)
Revenue*	$	Nil	$	Nil	$	Nil
Operating expenses		$1,905,051		$99,642		$2,046,673
Net loss		$(1,905,051)		$(99,642)		$(2,046,673)

*During the year ended January 31, 2013, our Company had debt cancelled of $9,263 which our Company has excluded from this table.

Expenses

Our operating expenses for the years ended January 31, 2014 and 2013 are outlined in the table below:

	Year ended January 31, 2014 (restated)	Year ended January 31, 2013 (restated)	Period From January 6, 2010 (Inception) to January 31, 2014 (restated)
General and administrative	$47,755	$25,537	$84,071
Impairment	$1,539,509	$-0-	$1,539,509
Mineral property evaluation	$-0-	$26,000	$26,000
Professional fees	$317,787	$57,368	$392,355

Revenue

We have not earned any revenues from operations since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital		As at
		January 31,
		2014 (restated)	2013 (restated)
Current assets	$	Nil	$128,919
Current liabilities		382,798	210,590
Working capital		$(382,798)	$(82,671)

Cash Flows	Year Ended
	January 31,
	2014 (restated)	2013 (restated)
Cash flows from (used in) operating activities	$(2,374,981)	$(150,911)
Cash flows provided by (used in) investing activities	1,277,931	$-0-
Cash flows provided by (used in) financing activities	(1,087,500)	$140,000
Net increase (decrease) in cash during period	$(9,500)	$(10,911)

We have generated no revenue since inception and have incurred $2,046,673 in expenses through January 31, 2014. We had a net loss of $1,905,051 and $99,642 for the years ended January 31, 2014 and 2013, respectively. These expenses consisted of professional fees, administrative expenses, and impairment..

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 21 of 49

Our cash in the bank at January 31, 2014 was $50, with $931,007 in outstanding total liabilities.

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

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 22 of 49

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

Accounting for Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of January 31, 2014, the Company's oil and gas properties consisted of capitalized acquisition and exploration costs for unproved mineral rights.

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

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 23 of 49

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

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 24 of 49

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

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 25 of 49

MIDWEST OIL & GAS INC. (An Exploration Stage Company) January 31, 2014 and 2013 INDEX TO THE FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	27
Consolidated Balance Sheets at January 31, 2014 and 2013	28
Consolidated Statements of Operations for the Fiscal Year Ended January 31, 2014 and 2013 and for the Period from January 6, 2010 (Inception) through January 31, 2014	29
Statements of Cash Flows for the Fiscal Year Ended January 31, 2014 and 2013 and for the Period from January 6, 2010 (Inception) through January 31, 2014	30
Consolidated Statement of Stockholders’ Deficit for the Period from January 6, 2010 (Inception) through January 31, 2014	31
Notes to the Financial Statements	32

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 26 of 49

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

/S/ George Stewart

Seattle, Washington

May 20, 2015

MWOG Form 10K January 31, 2014     Amendment #2                                                                                          Page 27 of 49

MIDWEST OIL & GAS INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

(Audited)

	January 31,	January 31,
	2014 (Restated-Note 12)	2013 (Restated-Note 11)

ASSETS

Current assets:
Cash and cash equivalents	$ 50	$ 9,550
Account Receivable (Note 8)	-0-	117,077
Prepaid expenses	-0-	2,292

Total current assets	50	128,919

Mineral properties (Note 2, 3 and 11)	-0-	-0-

Oil & Gas properties (Note 4 and 12)	-0-	-0-

Total assets	$ 50	$ 128,919

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 173,463	$ 33,040
Short term note-Oil purchase (Note 4)	-0-	-0-
Shares to be issued (Note 5)	209,335	177,500
Total current liabilities	382,798	210,540
Long term Liabilities
Long term equipment note	-0-	-0-
Long term note	548,209	-0-
Long term note-Oil purchase (Note 4 and 12)	-0-	-0-
Total long term Liabilities	548,209	-0-
Commitments and contingencies (Note 10)
Total Liabilities	$ 931,007	$ 210,540
Stockholders' equity
Common stock (Note 7) ($0.001 par value)
Authorized 375,000,000 common shares with $0.001 par value
Issued and outstanding
31,891,630 common shares (January 31, 2013 – 30,000,000)	31,892	30,000
Additional paid-in capital	1,083,823	30,000
Deficit	(2,046,672)	(141,621)

Total stockholders' equity	(930,957)	(81,621)

Total liabilities and stockholders’ equity	$ 50	$ 128,919

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 28 of 49

MIDWEST OIL & GAS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Audited)

	Year Ended January 31, 2014 (restated)	Year Ended January 31, 2013 (restated)	January 6, 2010 (Inception) through January 31 2014 (restated)

EXPENSES
Professional fees	317,787	57,368	392,356
General and administration	47,755	25,537	84,071
Depreciation	-0-	-0-	-0-
	365,542	82,905	476,427

Loss before other items	(365,542)	(82,905)	(476,427)
Other items
Interest and other income (expense)	-0-	9,263	9,263
Impairment (expense)	(1,539,509)	-0-	(1,539,509)
Mineral property evaluation	-0-	(26,000)	(40,000)
	(1,539,509)	(16,737)	(1,570,246)
Loss for the period	$ (1,905,051)	$ (99,642)	$ (2,046,673)

Basic and fully diluted loss per share	$ (0.0606)	$ (0.0033)

Weighted average number of shares outstanding	31,424,973	30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 29 of 49

MIDWEST OIL & GAS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(Audited)

	Year Ended January 31, 2014 (restated)	Year Ended January 31, 2013 (restated)	January 6, 2010 (Inception) through January 31, 2014 (restated)

Operating activities
Loss for the period	(1,905,051)	(99,642)	(2,046,672)
Items not affecting cash:
Stock based compensation	99,333	37,500	136,833

Sub-total	(1,805,718)	(62,142)	(1,909,839)
Changes in non-cash working capital items
Account Receivable	117,077	(117,077)	-0-
Other debt-oil and mining company	(548,209)	-0-	(548,209)
Prepaid expense	2,292	(2,292)	-0-
Accounts payable and accrued liabilities	(140,423)	30.600	107,383
	(2,374,981)	(150,911)	(2,565,431)
Investment activities
Mineral properties expenses and impairment	1,277,931	-0-	1,277,931
Purchase of plant and equipment	-0-	-0-	-0-
Oil & Gas Assets	-0-	-0-	-0-
Cash provided by (used by) investment activities	1,277,931	-0-	1,277,931

Financing activities
Share capital issued-net of issuance costs	1,055,715	-0-	1,115,715
Share subscriptions-cash	31,835	140,000	171,835
Other debt	-0-	-0-	-0-

Cash provided by financing activities	1,087,550	140,000	1,287,550

Increase (decrease) in cash and cash equivalents during the period	(9,500)	(10,911)	50

Cash and cash equivalents, beginning of the period	9,550	20,461	-0-

Cash and cash equivalents, end of the period	50	9,550	50

Supplementary information:
Interest paid (received), net	$ 13,860	$ -0-	$ 13,860

The accompanying notes are an integral part of these consolidated financial statements.

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 30 of 49

MIDWEST OIL & GAS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FROM JANUARY 10, 2010 (INCEPTION) THROUGH THE YEAR ENDED JANUARY 31, 2014

	Common Stock
	Shares	Dollars		Additional Paid-in Capital	Accumulated Deficit	Total

Inception 1/6/2010	-0-	$-0-	$	(-0-)	$-0-	$	(-0-)
Stock Issued	3,000,000	3,000		12,000			15,000
Net loss					(810)		(810)

Balances 1/31/10	3,000,000	$3,000		$12,000	$(810)		$14,190
Stock Issued	3,000,000	3,000		42,000			45,000
Net loss					(18,507)		(18,507)

Balances 1/31/11	6,000,000	6,000		54,000	(19,317)		40,683
Net loss					(22,662)		(22,662)

Balances 1/31/12	6,000,000	6,000		54,000	(41,979)		18,021
Share split	24,000,000	24,000		(24,000)
Net loss					(99,642)		(99,642)

Balances 1/31/13	30,000,000	$30,000		$30,000	$(141,621)		$(81,621)

Stock Issued	1,891,630	1,654		1,054,061			1,055,715
Net loss	-	-		-	(1,905,051)		(1,905,051)
Balances 1/31/14	31,891,630	$31,654		$1,084,061	$(2,046,672)		$(930,957)

The accompanying notes are an integral part of these consolidated financial statements.

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 31 of 49

MIDWEST OIL & GAS INC.

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

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 32 of 49

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

ACCOUNTING FOR OIL AND GAS PROPERTIES

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, professional fees incurred for the lease acquisitions, capitalized interest costs relating to properties, geological expenditures, and tangible and intangible development costs (including direct internal costs), are capitalized into the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, will be depleted on the units-of-production  method using estimates of proven reserves. Investments in unproved properties and major development projects, including capitalized interest if any, are not depleted until proven reserves associated with the projects can be determined.  If the future exploration of unproven properties is determined to be uneconomical, the amount of such properties is added to the capital costs to be depleted.  As of January 31, 2014, the Company's oil and gas properties consisted of agreement to acquire certain properties which was completed in April 2014 and therefore the Company did not have any capitalized acquisition and exploration costs for unproved mineral rights as of January 31, 2014.

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

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 33 of 49

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

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 34 of 49

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

NOTE 2 – ACQUISITION OF ASSETS (See Note 11 also)

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

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 35 of 49

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

NOTE 3 - MINERAL PROPERTIES AND PROPERTIES, PLANT AND EQUIPMENT (See Note 11 also)

With the acquisition of the Natal Diamond Project, we also acquired certain mining claims and permits in the transaction. These mineral rights as discussed in Note 2 were fair valued at $980,967.  Those costs were also written off in October 2013.

NOTE 4 – PURCHASE OF OIL ASSETS (See Note 12 also)

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

As of January 31, 2014 there is no net cash flow from production of the leases so the Company’s current obligation over the next twelve months is only the minimum $20,000 monthly payment commencing August 1st .six months at $20,000 per month and the two payments of $75,000 each) for a total short term liability of $270,000

The payment of $3,000,000 in common shares of our Company were paid on closing on April 21, 2014 at a deemed price of $0.20 per share for an aggregate of 15,000,000 common shares of our Company. The Company recorded the purchase of this asset on April 21, 2014.

Pursuant to this agreement, Intrepid retained a security interest in the leases, property, equipment and other assets.

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 36 of 49

NOTE 5- SHARES TO BE ISSUED

The Company is obligated to issue shares either for services, property purchase agreements or for cash.

	January 31, 2014	January 31, 2013

Services 360,000 shares (55,000 shares-January 31, 2013)	$99,335	27,500
Cash 550,000 shares (298,595 shares for January 31, 2013)	110,000	150,000
Total	$209,335	177,500

All shares in 2014 were valued at $0.20 per share.

Included in the above are shares to be issued to Mr. Crom pursuant to his employment contract which for January 31, 2014 was 390,000 shares valued at $0.20 per share. (2013-30,000 shares valued at $0.50 per share)

NOTE 6 - INCOME TAX

The Company had net operating loss carry forwards available to offset future taxable income approximating $2,046,672 as of January 31, 2014. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

We do not have an accrual for uncertain tax positions as of January 31, 2014. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operating Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 7 - CAPITAL STOCK

Common Stock

As of January 31, 2014, the Company had 31,891,630 share of its $0.001 par value common stock issued and outstanding.  Subsequent to the end of the year the Company issued additional shares as detailed in Note 13 Subsequent events.

Warrants and Options

As of January 31, 2014, the Company had no warrants or options for the purchase of shares of common stock issued and outstanding:

NOTE 8 - RELATED PARTY TRANSACTIONS

Subsequent to the fiscal year ended January 31, 2013 SUDAM was acquired by Midwest Oil & Gas Inc. (formerly Americas Diamond Corporation) and the president and CEO of both companies is Daniel Martinez. Included in this transaction was an account receivable of $117,077.

NOTE 9 - FINANCIAL CONDITION AND GOING CONCERN

As of January 31, 2014, the Company had cash on hand as of $50 and a working capital deficit of approximately $382,748 and has incurred a loss from operations in 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 37 of 49

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As part of the purchase of oil and gas assets described in footnote 4 the Company is also obligated to work together with the seller to develop a mutually agreeable plan to develop the lease at estimated cost of $4,000,000 for those lease

NOTE 11 – RESTATEMENT OF FISCAL 2013

The Company has determined that the purchase of the Natal Diamond Asset described in Note 2 should have been recorded as of February 2013, which was the date the agreement was signed as compared to the effective date of the agreement, January 31, 2013. As a result adjustments have been made in the Consolidated Balance Sheet as well as the Consolidated Statement of Cash Flows.

NOTE 12 – RESTATEMENT OF FISCAL 2014

The Company has determined that the purchase of the Oil Assets described in Note 4 should have been recorded as of April 2013, which was the date the shares were issued as compared to the effective date of the agreement, January 31, 2013. As a result adjustments have been made in the Consolidated Balance Sheet as well as the Consolidated Statement of Cash Flows.

NOTE 13 - SUBSEQUENT EVENTS

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

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 38 of 49

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

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 39 of 49

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

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 40 of 49

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

Mr. Martinez has been a member of the Institute of Chartered Accountant in England and Wales since 2010 and an associate of the institute since 2006. Prior to that he obtained an MA (Merit) in Corporate Strategy and Governance and a Bachelor of Science, Honors, (First Class) in Operations Management from the University of Nottingham, UK in 2006 and 2005 respectively. Mr. Martinez has completed the SEC Institutes’ “SEC Reporting Skills and IPO: Your Guide to Going Public” courses in Boston, MA.  Mr. Martinez also serves as president and director of Cindisue Mining Corporation, a US SEC reporting company which is currently inactive. Mr. Martinez served as director and chief financial officer of Liberty Energy Corp from 6 June 2006 to February 19, 2013. Liberty Energy Corp. is a US SEC reporting company with oil and gas operations in the State of Texas.

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

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 41 of 49

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

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 42 of 49

meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended January 31, 2014 we did not have any standing committee of the board of directors.

Nomination Process

As of January 31, 2014, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 43 of 49

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

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 44 of 49

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 16 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Daniel Martinez (2) 78 York Street London, England W1H 1DP	-0- Common Shares	0%
Thomas L. Crom, III (3) P.O. Box 9 Payson, AZ 85547-009	-0- Common Shares	0%
Directors and Executive Officers as a Group(1)	-0- Common Shares	0%
Jenny Brown (4)(5) 78 York Street London, England W1H 1DP	15,000,000 Common Shares	32%
Intrepid Energy Corporation 4654 SR 64 East, Suite 127 Bradenton, Florida 34208	7,000,000	15%
Wild Bull Investments 11161 East State Road 70 Suite 110-114 Lakewood Ranch, Florida 34202	4,000,000	9%
Daniel L. Hefner 1502 North Taylor Road Brandon, FL 33510	4,000,000	9%
Affiliate and 5% or greater security holders	30,000,000Common Shares	62.02%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 16, 2014. As of May 20, 2014, there were 48,361,630, shares of our Company’s common stock issued and outstanding.

(2)	Daniel Martinez was appointed as president, chief executive officer and director on September 14, 2012.
(3)	Thomas L. Crom, III was appointed as chief financial officer, secretary, and treasurer on January 23, 2013.
(4)	Jenny Brown resigned as president and chief executive officer on September 14, 2012 and as chief financial officer, treasurer, secretary and director on January 23, 2013.
(5)

Our Company has verbally been informed by Ms. Brown that she no longer owns the shares but no transfers have been recorded by the stock transfer agent accordingly Ms. Brown is shown as the owner of record.

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 45 of 49

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-  approved by our audit committee (which consists of our entire board of directors); or

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 46 of 49

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

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 47 of 49

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our Company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(3)	(i) Articles; (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on March 9, 2010).
3.2	By-Laws (Incorporated by reference to our Registration Statement on Form S-1 filed on March 9, 2010).
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on October 11, 2012)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on October 11, 2012).
(10)	Material Contracts
10.1	Employment Agreement between our Company and Daniel Martinez dated December 2, 2012 (incorporated by reference to our Current Report on Form 10-K/A filed on June 10, 2014)
10.2	Employment Agreement between our Company and Thomas L. Crom, III dated January 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 24, 2013)
10.3	Share Issuance Agreement between our Company and Asia-Pacific Capital Ltd. dated January 23, 2013 (incorporated by reference to our Current Report on Form 8-K filed on January 24, 2013).
10.4	Stock Purchase Agreement between our Company, SUDAM Diamonds Ltd. and Daniel Martinez dated February 11, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 1, 2013).
10.5*	Lease Agreement between our Company and Intrepid Resources Corporation LLC dated January 27, 2014.
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(99)	Additional Exhibits
99.1	Geological Report of November 2013 (incorporated by reference to our Current Report on Form 10-K/A filed on May 29, 2014)
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 48 of 49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MIDWEST OIL & GAS INC.
(Registrant)
Dated: June 1, 2015	/s/ Daniel Martinez
Daniel Martinez
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: June 1, 2015	/s/ Thomas L. Crom, III
Thomas L. Crom, III
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 1, 2015	/s/ Daniel Martinez
Daniel Martinez
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: June 1, 2015	/s/ Thomas L. Crom, III
Thomas L. Crom, III
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

MWOG Form 10K January 31, 2014   Amendment #2                                                                                          Page 49 of 49