Form 10-Q
period 2015-04-30
MIDWEST OIL & GAS INC.
filed 2015-06-15
CIK 1486315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  48,646,630 shares as of May 30, 2015.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended April 30, 2015, prepared by the Company, immediately follow.

MIDWEST OIL AND GAS INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

(Unaudited)

	April 30,	January 31,
	2015	2015

ASSETS

Current assets:
Cash and cash equivalents	$ -0-	$ 25
Prepaid expenses	-0-	-0-
Total current assets	-0-	25

Oil & Gas properties (Note 2)	3,613,066	3,613,066

Total assets	3,613,066	3,613,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 541,777	$ 469,336
Short term note-Oil purchase (Note 2)	240,000	240,000
Shares to be issued (Note 3)	315,000	306,000
Total current liabilities	1,096,777	1,015,336
Long term Liabilities
Long term note (Note 4)	548,209	548,209
Long term note-Oil purchase (Note 2)	2,615,000	2,615,000
Total long term liabilities	$ 3,163,209	$ 3,163,209
Commitments and contingencies (Note 9)
Total Liabilities	$ 4,259,986	$ 4,178,545

Stockholders' equity
Common stock (Note 6) ($0.001 par value)
Authorized 375,000,000 common shares with $0.001 par value
Issued and outstanding
48,646,630 common shares (January 31, 2015 – 48,646,630)	48,647	48,647
Additional paid-in capital	4,320,736	4,320,736
Deficit	(5,016,303)	(4,934,837)
Total stockholders' equity	(646,920)	(565,454)

Total liabilities and stockholders’ equity	$ 3,613,066	$ 3,613,091

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

MWOG SEC Form 10Q April 30, 2015                                                                       Page 2 of 16

MIDWEST OIL AND GAS INC.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Month Ended April 30, 2015	Three Months Ended April 30, 2014

EXPENSES
Professional fees	51,000	64,433
General and administration	91	4,627
Oil & Gas lease operating expense	9,000	9,000
	60,091	78,060

Loss before other items	(60,091)	(78,060)
Other items
Interest and other income (expense)	(21,375)	(15,000)
Mineral property expense	(-0-)	(52,000)
	(21,375)	(67,000)
Loss for the period	$ (81,466)	$ (145,060)

Basic and fully diluted loss per share	$ (0.004)	$ (0.004)

Weighted average number of shares outstanding	48,646,630	33,224,963

The accompanying notes are an integral part of these consolidated financial statements.

MWOG SEC Form 10Q April 30, 2015                                                                       Page 3 of 16

MIDWEST OIL AND GAS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(Unaudited)

	Three months Ended April 30, 2015	Three months Ended April 30, 2014

Operating activities
Loss for the period	(81,466)	(145,060)
Items not affecting cash:
Stock based compensation	9,000	-0-
Depreciation	-0-	-0-
Sub-total	(72,466)	(145,060)
Changes in non-cash working capital items
Deposits	-0-	-0-
Equipment debt	-0-	-0-
Short term	-0-	(50,000)
Other debt-oil and mining company	-0-	-0-
Prepaid expense	-0-	-0-
Accounts payable and accrued liabilities	72,441	87,173
	(25)	(107,887)
Investment activities
Mineral properties and deferred exploration costs	-0-	-0-
Purchase of plant and equipment	-0-	-0-
Oil & Gas Assets	-0-	-0-
Cash provided by (used by) investment activities	-0-	-0-

Financing activities
Share capital issued-net of issuance costs	-0-	-0-
Share subscriptions	-0-	108,333
Repayment of short-term loans	-0-	-0-
Other debt	-0-	-0-

Cash provided by financing activities	-0-	108,333

Increase (decrease) in cash and cash equivalents during the period	(25)	446

Cash and cash equivalents, beginning of the period	25	50

Cash and cash equivalents, end of the period	-0-	496

Supplementary information:
Interest paid (received), net	$ -0-	$ -0-

The accompanying notes are an integral part of these consolidated financial statements.

MWOG SEC Form 10Q April 30, 2015                                                                       Page 4 of 16

MIDWEST OIL AND GAS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

April 30, 2015

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

MWOG SEC Form 10Q April 30, 2015                                                                       Page 5 of 16

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

MWOG SEC Form 10Q April 30, 2015                                                                       Page 6 of 16

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

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of April 30, 2015 is not needed.

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no oil and gas projects in production as of April 30, 2015, and the asset retirement obligations are usually created as part of the production process. Accordingly, at April 30, 2015, the Company had no asset retirement obligations.

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

MWOG SEC Form 10Q April 30, 2015                                                                       Page 7 of 16

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

There were no stock options, warrants or convertible notes or convertible preferred stock outstanding at April 30, 2015 and January 31, 2015.

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

MWOG SEC Form 10Q April 30, 2015                                                                       Page 8 of 16

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

As of April 30, 2015 there is no net cash flow from production of the leases so the Company’s current obligation over the next twelve months is only the minimum $20,000 monthly payment for a total short term liability of $240,000

The payment of $3,000,000 in common shares of our company were paid on closing on April 21, 2014 at a deemed price of $0.20 per share for an aggregate of 15,000,000 common shares of our company.

Pursuant to this agreement, Intrepid retained a security interest in the leases, property, equipment and other assets.

The Company and seller have amended the January 27, 2014 agreement to change the $75,000 payment originally due on March 27, 2014 to a total of $90,000 which were paid. We have recorded the additional $15,000 payment as an interest cost during the three month period ended April 30, 2014.

The Company recorded the purchase of these assets effective April 21, 2014.

During the fiscal year end January 31, 2015 the Company recognized an impairment loss on these assets of $2,446,934. This took into consideration the existing debt of $3,613,066 on these assets and reduced the net book value to $0.

Pursuant to this agreement, Intrepid retained a security interest in the leases, property, equipment and other assets.

NOTE 3 - SHARES TO BE ISSUED

The Company is obligated to issue shares either for services, property purchase agreements or for cash.

	April 30, 2015	January 31, 2015

Services 450,000 shares (360,000 shares-January 31, 2015)	$45,000	$36,000
Cash 1,350,000 shares (1,350,000 shares for January 31, 2015)	270,000	270,000
Total	$315,000	$306,000

All shares in 2014 were valued at $0.20 per share. The services in 2015 were valued at $0.10 and the shares to be issued for a private placements paid in cash were valued at $0.10 per share.

Included in the above  are shares to be issued to Mr. Crom pursuant to his employment contract which for April 30, 2015 was 450,000 shares valued at $0.10 per share. (January 31, 2015-360,000 shares valued at $0.10 per share)

MWOG SEC Form 10Q April 30, 2015                                                                       Page 9 of 16

NOTE 4 - LONG TERM DEBT

In January 2014 the Company reached agreement with certain creditors of the Company which facilitated the acquisition of oil and gas assets. The creditors agreed to accept payment terms from the company of five monthly payment of $10,000 totaling $50,000 beginning January 27, 2014 and to accept the balance of their payment ($548,209) from 10% of the monthly cash flow from the assets being acquired until the debt was repaid. No interest will accrue on the debt. As of April 30, 2015 the Company has made two monthly payments of $20,000 leaving a balance owed of $30,000 which is recorded as a short term liability and the $548,209 has a long term liability.  The Company does not yet have income from the oil and gas assets and believes no additional payments will be made to the creditors within the next twelve months.

NOTE 5 - INCOME TAX

The Company had net operating loss carry forwards available to offset future taxable income approximating $5,016,303 as of April 30, 2015. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

We do not have an accrual for uncertain tax positions as of April 30, 2015 or January 31, 2015. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operating Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 6 - CAPITAL STOCK

Common Stock

As of April 30, 2015, the Company had 48,646,630 shares of its $0.001 par value common stock issued and outstanding.

Warrants and Options

As of April 30, 2015, the Company had no warrants or options for the purchase of shares of common stock issued and outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

Our President is paid $6,000 per month. As of April 30, 2015 we owe him $142,236 (January 31, 2015-$124,171) which is included in accounts payable. Our Chief Financial Officer is paid $6,000 per month and receives 30,000 common shares per month. As of April 30, 2015 we him $97,835 (January 31, 2015-$79,835) which is included in accounts payable. In addition as of April 30, 2015 we owe him an additional 450,000 shares (January 31, 2015-360,000 shares).

NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN

As of April 30, 2015, the Company had cash on hand as of $-0- and a working capital deficit of approximately $1,096,777 and has incurred a loss from operations in 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies.

MWOG SEC Form 10Q April 30, 2015                                                                       Page 10 of 16

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As part of the purchase of oil and gas assets described in footnote 2 the Company is also obligated to spend $4,000,000 on those leases.

NOTE 10 - SUBSEQUENT EVENTS

None

MWOG SEC Form 10Q April 30, 2015                                                                       Page 11 of 16

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

In June 2014 we moved our principal offices from 2nd Floor, Berkeley Square House, Berkley Square London, United Kingdom W1J 6BD to 400 West Sycamore Street, Independence, Kansas 67301.  Our new Kansas offices are located near the oil and gas properties purchased in 2014.

MWOG SEC Form 10Q April 30, 2015                                                                       Page 12 of 16

Results of Operations

We are an exploration stage company and have generated minimal revenues since inception (January 6, 2010) and have incurred $5,016,303 in expenses through April 30, 2015.

For the three months ended April 30, 2015 we incurred $81,466 in expenses.  These expenses consisted of $51,000 in professional fees, $91 in general and administrative expenses, and $21,375 of interest expense primarily associated with the purchase of the oil and gas assets.

For the three months ended April 30, 2014 we incurred $145,060 in expenses.  These expenses consisted of $64,433 in professional fees, $4,627 in general and administrative expenses, $52,000  of additional costs associated with the termination of consulting contracts associated with diamond property, $15,000 in interest expense associated with the oil properties and $9,000 in lease operating costs.

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

In June 2014 we agreed to sublet office space, consisting of fifty square feet, from one of our shareholders for $5,000 per year. This place will be sufficient for our immediate short term needs. We may have a future longer term need for additional employees or consultants and this space may prove to be insufficient. We will periodically reevaluate our personnel requirements as our oil and gas business progresses which in turn will influence our future office space needs.

During the three month period ended April 30, 2014 we accrued lease costs of $9,000 which is $1,000 per month per lease.  During this period we were in the planning phase with no oil or gas pproduction,  minor road work in preparation for future work, additional gravel was placed on the access roads to ensure good access for future work to be done, cost estimates prepared,  existing tank batteries evaluated, existing flow lines evaluated. There is a need for additional flow meters to ensure that we can monitor each wells individual production

The Company and seller have amended the January 27, 2014 agreement to change the $75,000 payment originally due on March 27, 2014 to a total of $90,000 paid in fours installments (paid).  We have recorded the additional $15,000 payment as an interest cost during the three month period ended April 30, 2014.

The following table provides selected financial data about our company for the period ended April 30, 2014.

Balance Sheet Data:	04/30/15
Cash	$ -0-
Oil and gas assets	$ 3,613,066
Total assets	$ 3,613,066
Total liabilities	$ 4,259,986
Shareholders' equity	$ (646,920)

Liquidity and Capital Resources

Our cash balance at April 30, 2015 was $-0-, with $1,096,777 in outstanding current liabilities.

MWOG SEC Form 10Q April 30, 2015                                                                       Page 13 of 16

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

We believe that the cash flow from each lease can built up over time by reinvesting the cash flow from work overs into more work overs and at some future point drilling deeper wells. Based on this approach. We believe further expansion and growth potential exists on each field as well as the opportunity to acquire additional property in this immediate area.  Our present financing plans are undefined and there is substantial and significant risk that this will not be achieved.  Our outside shareholders have placed their confidence and trust in our President, Daniel Martinez and expressed their willingness to work with him to achieve this objective. Since these shareholders are unwilling to work with anyone else the loss of Daniel Martinez is a potential significant risk to our Company.

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

Our management does not have any equity interest in the Company and as of April 30, 2015 are owed (Martinez-$142,236 and Crom-$97,035) collectively $246,071. Their plans to continue working for the Company are uncertain. Mr. Martinez has an employment contract through December 1, 2014 and Mr. Crom’s employment is month to month.  The Company is in default under both employment contracts.

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

MWOG SEC Form 10Q April 30, 2015                                                                       Page 14 of 16

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.2

Sec. 906 Certification of Principal Financial Officer

101

Interactive data files pursuant to Rule 405 of Regulation S-T

*Filed with Form S-1 on March 9, 2010

MWOG SEC Form 10Q April 30, 2015                                                                       Page 15 of 16

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Midwest Oil & Gas Inc., Registrant
Dated: June 15, 2015	/s/ Daniel Martinez
Daniel Martinez
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: June 15, 2015	/s/ Thomas L. Crom, III
Thomas L. Crom, III
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

MWOG SEC Form 10Q April 30, 2015                                                                       Page 16 of 16