Form 10-Q
period 2015-07-31
MIDWEST OIL & GAS INC.
filed 2015-09-24
CIK 1486315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  48,646,630 shares as of July 31, 2015.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended July 31, 2015, prepared by the Company, immediately follow.

MIDWEST OIL AND GAS INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

(Unaudited)

	July 31,	January 31,
	2015	2015

ASSETS

Current assets:
Cash and cash equivalents	$ -0-	$ 25
Prepaid expenses	-0-	-0-
Total current assets	-0-	25

Oil & Gas properties (Note 2)	3,613,066	3,613,066

Total assets	3,613,066	3,613,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 619,654	$ 469,336
Short term note-Oil purchase (Note 2)	240,000	240,000
Shares to be issued (Note 3)	324,000	306,000
Total current liabilities	1,183,654	1,015,336
Long term Liabilities
Long term note (Note 4)	548,209	548,209
Long term note-Oil purchase (Note 2)	2,615,000	2,615,000
Total long term liabilities	$ 3,163,209	$ 3,163,209
Commitments and contingencies (Note 9)
Total Liabilities	$ 4,346,863	$ 4,178,545

Stockholders' equity
Common stock (Note 6) ($0.001 par value)
Authorized 375,000,000 common shares with $0.001 par value
Issued and outstanding
48,646,630 common shares (January 31, 2015 – 48,646,630)	48,647	48,647
Additional paid-in capital	4,320,736	4,320,736
Deficit	(5,103,180)	(4,934,837)
Total stockholders' equity	(733,797)	(565,454)

Total liabilities and stockholders’ equity	$ 3,613,066	$ 3,613,091

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

MWOG SEC Form 10Q July 31, 2015                                                                       Page 2 of 16

MIDWEST OIL AND GAS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended July 31, 2015	Three Months Ended July 31, 2014	Six Months Ended July 31, 2015	Six Months Ended July31, 2014

EXPENSES
Professional fees	56,502	56,242	107,502	120,875
General and administration	-0-	564	91	5,191
Oil & Gas lease operating expense	9,000	9,000	18,000	18,000
	65,502	65,806	125,593	144,066

Loss before other items	(65,502)	(65,806)	(125,593)	(143,866)
Other items
Interest and other income (expense)	(21,375)	(14,250)	(42,750)	(29,250)
Mineral property expense	(-0-)	(-0-)	(-0-)	(52,000)
	(21,375)	(14,250)	(42,250)	(81,250)
Loss for the period	$ (86,877)	$ (80,056)	$ (168,343)	$ (225,316)

Basic and fully diluted loss per share	$ (0.002)	$ (0.002)	$ (0.003)	$ (0.004)

Weighted average number of shares outstanding	48,646,630	47,994,130	48,646,630	40,126,630

The accompanying notes are an integral part of these consolidated financial statements.

MWOG SEC Form 10Q July 31, 2015                                                                       Page 3 of 16

MIDWEST OIL AND GAS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(Unaudited)

	Six months Ended July 31, 2015	Six months Ended July 31, 2014

Operating activities
Loss for the period	(168,343)	(225,316)
Items not affecting cash:
Stock based compensation	18,000	-0-
Depreciation	-0-	-0-
Sub-total	(150,343)	(225,316)
Changes in non-cash working capital items
Deposits	-0-	-0-
Equipment debt	-0-	-0-
Short term	-0-	(75,000)
Other debt-oil and mining company	-0-	-0-
Prepaid expense	-0-	-0-
Accounts payable and accrued liabilities	150,318	113,242
	(25)	(187,074)
Investment activities
Mineral properties and deferred exploration costs	-0-	-0-
Purchase of plant and equipment	-0-	-0-
Oil & Gas Assets	-0-	(20,000)
Cash provided by (used by) investment activities	-0-	(20,000)

Financing activities
Share capital issued-net of issuance costs	-0-	3,103,333
Share subscriptions	-0-	(2,896,000)
Repayment of short-term loans	-0-	-0-
Other debt	-0-	-0-

Cash provided by financing activities	-0-	207,333

Increase (decrease) in cash and cash equivalents during the period	(25)	259

Cash and cash equivalents, beginning of the period	25	50

Cash and cash equivalents, end of the period	-0-	309

Supplementary information:
Interest paid (received), net	$ -0-	$ -0-

The accompanying notes are an integral part of these consolidated financial statements.

MWOG SEC Form 10Q July 31, 2015                                                                       Page 4 of 16

MIDWEST OIL AND GAS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

July 31, 2015

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

MWOG SEC Form 10Q July 31, 2015                                                                       Page 5 of 16

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

MWOG SEC Form 10Q July 31, 2015                                                                       Page 6 of 16

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

Although management has made a reasonable estimate of factors based on current conditions and information, assumptions underlying future cash flows are subject to significant risks and uncertainties. Estimates of undiscounted future cash flows are dependent upon estimates of metals to be recovered from ore mineralization, and to some extent, identified resources beyond initial mineralization, future production and capital costs and estimated metals prices (considering current and historical prices, forward pricing curves and related factors) over the estimated remaining mine life. It is reasonably possible that changes could occur in the near term that could adversely affect our estimate of future cash flows to be generated from our operating properties. If undiscounted cash flows including an asset’s fair value are less than the carrying value of a property, an impairment loss is recognized. The Company has determined that no remaining impairment exists pertaining to its long-lived assets.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of July 31, 2015 is not needed.

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no oil and gas projects in production as of July 31, 2015, and the asset retirement obligations are usually created as part of the production process. Accordingly, at July 31, 2015, the Company had no asset retirement obligations.

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

MWOG SEC Form 10Q July 31, 2015                                                                       Page 7 of 16

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

There were no stock options, warrants or convertible notes or convertible preferred stock outstanding at July 31, 2015 and January 31, 2015.

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

MWOG SEC Form 10Q July 31, 2015                                                                       Page 8 of 16

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

As of July 31, 2015 there is no net cash flow from production of the leases so the Company’s current obligation over the next twelve months is only the minimum $20,000 monthly payment for a total short term liability of $240,000

The payment of $3,000,000 in common shares of our company were paid on closing on April 21, 2014 at a deemed price of $0.20 per share for an aggregate of 15,000,000 common shares of our company.

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

Pursuant to this agreement, Intrepid retained a security interest in the leases, property, equipment and other assets.

NOTE 3 - SHARES TO BE ISSUED

The Company is obligated to issue shares either for services, property purchase agreements or for cash.

	July 31, 2015	January 31, 2015

Services 540,000 shares (360,000 shares-January 31, 2015)	$54,000	36,000
Cash 1,350,0000 shares (1,350,000 shares for January 31, 2015)	270,000	270,000
Total	$324,000	306,000

All shares in 2014 were valued at $0.20 per share. The services in 2015 were valued at $0.10 and the shares to be issued for a private placements paid in cash were valued at $0.10 per share.

Included in the above  are shares to be issued to Mr. Crom pursuant to his employment contract which for July 31, 2015 was 540,000 shares valued at $0.10 per share. (January 31, 2015-360,000 shares valued at $0.10 per share)

MWOG SEC Form 10Q July 31, 2015                                                                       Page 9 of 16

NOTE 4 - LONG TERM DEBT

In January 2014 the Company reached agreement with certain creditors of the Company which facilitated the acquisition of oil and gas assets. The creditors agreed to accept payment terms from the company of five monthly payment of $10,000 totaling $50,000 beginning January 27, 2014 and to accept the balance of their payment ($548,209) from 10% of the monthly cash flow from the assets being acquired until the debt was repaid. No interest will accrue on the debt. As of July 31, 2015 the Company has made two monthly payments of $20,000 leaving a balance owed of $30,000 which is recorded as a short term liability and the $548,209 has a long term liability.  The Company does not yet have income from the oil and gas assets and believes no additional payments will be made to the creditors within the next twelve months.

NOTE 5 - INCOME TAX

The Company had net operating loss carry forwards available to offset future taxable income approximating $5,103,180 as of July 31, 2015. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

We do not have an accrual for uncertain tax positions as of July 31, 2015 or January 31, 2015. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operating Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 6 - CAPITAL STOCK

Common Stock

As of July 31, 2015, the Company had 48,646,630 shares of its $0.001 par value common stock issued and outstanding.

Warrants and Options

As of July 31, 2015, the Company had no warrants or options for the purchase of shares of common stock issued and outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

Our President is paid $6,000 per month. As of July 31, 2015 we owe him $159,236 (January 31, 2015-$124,171) which is included in accounts payable. Our Chief Financial Officer is paid $6,000 per month and receives 30,000 common shares per month. As of July 31, 2015 we him $112,835 (January 31, 2015-$79,835) which is included in accounts payable. In addition as of July 31, 2015 we owe him an additional 540,000 shares (January 31, 2015-360,000 shares).

NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN

As of July 31, 2015, the Company had cash on hand as of $-0- and a working capital deficit of approximately $4,346,863 and has incurred a loss from operations in 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies.

MWOG SEC Form 10Q July 31, 2015                                                                       Page 10 of 16

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As part of the purchase of oil and gas assets described in footnote 2 the Company is also obligated to spend $4,000,000 on those leases.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has evaluated events subsequent to July 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

MWOG SEC Form 10Q July 31, 2015                                                                       Page 11 of 16

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

MWOG SEC Form 10Q July 31, 2015                                                                       Page 12 of 16

Results of Operations

We are an exploration stage company and have generated minimal revenues since inception (January 6, 2010) and have incurred $5,103,180 in expenses through July 31, 2015.

For the six months ended July 31, 2015 we incurred $168,343 in expenses.  These expenses consisted of $107,502 in professional fees, $91 in general and administrative expenses, $18,000 in lease operating costs.  and $42,750 of interest expense primarily associated with the purchase of the oil and gas assets.

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

During the six month period ended July 31, 2015 and 2014 we accrued lease costs of $18,000 which is $1,000 per month per lease.  During this period we were in the planning phase with no oil or gas production,  minor road work in preparation for future work, additional gravel was placed on the access roads to ensure good access for future work to be done, cost estimates prepared,  existing tank batteries evaluated, existing flow lines evaluated. There is a need for additional flow meters to ensure that we can monitor each wells individual production

The Company and seller have amended the January 27, 2014 agreement to change the $75,000 payment originally due on March 27, 2014 to a total of $90,000 paid in fours installments (paid).  We have recorded the additional $15,000 payment as an interest cost during the three month period ended April 30, 2014.

The following table provides selected financial data about our company for the period ended July 31, 2015.

Balance Sheet Data:	07/31/15
Cash	$ -0-
Oil and gas assets	$ 3,613,066
Total assets	$ 3,613,066
Total liabilities	$ 4,346,863
Shareholders' equity	$ (733,797)

Liquidity and Capital Resources

Our cash balance at July 31, 2015 was $-0-, with $4,346,863 in outstanding current liabilities.

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

MWOG SEC Form 10Q July 31, 2015                                                                       Page 13 of 16

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

Our management does not have any equity interest in the Company and as of July 31, 2015 are owed (Martinez-$157,236 and Crom-$115,035) collectively $282,071. Their plans to continue working for the Company are uncertain. Mr. Martinez has an employment contract through December 1, 2014 and Mr. Crom’s employment is month to month.  The Company is in default under both employment contracts.

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

MWOG SEC Form 10Q July 31, 2015                                                                       Page 14 of 16

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

None.

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

32.2

Sec. 906 Certification of Principal Financial Officer

101

Interactive data files pursuant to Rule 405 of Regulation S-T

MWOG SEC Form 10Q July 31, 2015                                                                       Page 15 of 16

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 24, 2015 MidWest Oil & Gas Inc. By: /s/ Daniel Martinez Daniel Martinez, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 24, 2015 MidWest Oil & Gas Inc. By: /s/ Daniel Martinez Daniel Martinez, President and Chief Executive Officer,

MWOG SEC Form 10Q July 31, 2015                                                                       Page 16 of 16