Form 10-Q
period 2015-10-31
MIDWEST OIL & GAS INC.
filed 2015-12-22
CIK 1486315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

Commission files number 000-54666

MIDWEST OIL AND GAS INC.

NEVADA

(State or other jurisdiction of incorporation or organization)

400 West Sycamore Street

Independence, Kansas 67301

(Address of principal executive offices, including zip code.)

Telephone (855) 200-6964

(Telephone number, including area code)

Resident Agents of Nevada

711 S. Carson Street #4

Carson City, NV  89701

Telephone (775)882-4641 Facsimile (775) 882-6818

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  48,826,630 shares as of November 30, 2015.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended October 31, 2015, prepared by the Company, immediately follow.

MIDWEST OIL AND GAS INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Expressed in US dollars)

(Unaudited)

	October 31,	January 31,
	2015	2015

ASSETS

Current assets:
Cash and cash equivalents	$ -0-	$ 25
Prepaid expenses	-0-	-0-
Total current assets	-0-	25

Oil & Gas properties (Note 2)	3,613,066	3,613,066

Total assets	3,613,066	3,613,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 684,293	$ 469,336
Short term note-Oil purchase (Note 2)	240,000	240,000
Shares to be issued (Note 3)	308,700	306,000
Total current liabilities	1,232,993	1,015,336
Long term Liabilities
Long term note (Note 4)	548,209	548,209
Long term note-Oil purchase (Note 2)	2,615,000	2,615,000
Total long term liabilities	$ 3,163,209	$ 3,163,209
Commitments and contingencies (Note 9)
Total Liabilities	$ 4,396,202	$ 4,178,545

Stockholders' equity
Common stock (Note 6) ($0.001 par value)
Authorized 375,000,000 common shares with $0.001 par value
Issued and outstanding
48,826,630 common shares (January 31, 2015 – 48,646,630)	48,827	48,647
Additional paid-in capital	4,338,556	4,320,736
Deficit	(5,170,319)	(4,934,837)
Total stockholders' equity	(782,936)	(565,454)

Total liabilities and stockholders’ equity	$ 3,613,066	$ 3,613,091

Nature of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

MWOG SEC Form 10Q October 31, 2015                                                                       Page 2 of 17

MIDWEST OIL AND GAS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014	Nine Months Ended October 31, 2015	Nine Months Ended October 31, 2014

EXPENSES
Professional fees	36,765	56,389	144,266	177,264
General and administration	-0-	1,510	91	6,701
Oil & Gas lease operating expense	9,000	36,000	27,000	54,000
	45,765	93,899	171,355	237,965

Loss before other items	(45,765)	(93,899)	(171,355)	(237,965)
Other items
Interest and other income (expense)	(21,375)	(21,375)	(64,125)	(50,625)
Mineral property expense	(-0-)	(-0-)	(-0-)	(52,000)
	(21,375)	(21,375)	(64,125)	(102,625)
Loss for the period	$ (67,140)	$ (115,274)	$ (235,482)	$ (340,590)

Basic and fully diluted loss per share	$ (0.001)	$ (0.002)	$ (0.003)	$ (0.008)

Weighted average number of shares outstanding	48,766,630	48,604,963	48,686,630	44,619,408

The accompanying notes are an integral part of these consolidated financial statements.

MWOG SEC Form 10Q October 31, 2015                                                                       Page 3 of 17

MIDWEST OIL AND GAS INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US dollars)

(Unaudited)

	Nine months Ended October 31, 2015	Nine months Ended October 31, 2014

Operating activities
Loss for the period	(235,482)	(340,590)
Items not affecting cash:
Stock based compensation	20,700	46,133
Depreciation	-0-	-0-
Sub-total	(214,782)	(294,457)
Changes in non-cash working capital items
Deposits	-0-	-0-
Equipment debt	-0-	-0-
Short term	-0-	(30,000)
Other debt-oil and mining company	-0-	-0-
Prepaid expense	-0-	-0-
Accounts payable and accrued liabilities	214,757	80,650
	(25)	(243,807)
Investment activities
Mineral properties and deferred exploration costs	-0-	-0-
Purchase of plant and equipment	-0-	-0-
Oil & Gas Assets	-0-	60,000
Cash provided by (used by) investment activities	-0-	60,000

Financing activities
Share capital issued-net of issuance costs	-0-	3,160,333
Share subscriptions	-0-	(2,857,000)
Repayment of short-term loans	-0-	-0-
Other debt	-0-	-0-

Cash provided by financing activities	-0-	303,333

Increase (decrease) in cash and cash equivalents during the period	(25)	474

Cash and cash equivalents, beginning of the period	25	50

Cash and cash equivalents, end of the period	-0-	524

Supplementary information:
Interest paid (received), net	$ -0-	$ -0-

The accompanying notes are an integral part of these consolidated financial statements.

MWOG SEC Form 10Q October 31, 2015                                                                       Page 4 of 17

MIDWEST OIL AND GAS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US dollars)

(Unaudited)

October 31, 2015

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

MWOG SEC Form 10Q October 31, 2015                                                                       Page 5 of 17

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

MWOG SEC Form 10Q October 31, 2015                                                                       Page 6 of 17

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

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts. Management has determined that recording a liability pertaining to environmental expenditures as of October 31, 2015 is not needed.

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

ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company has no oil and gas projects in production as of October 31, 2015, and the asset retirement obligations are usually created as part of the production process. Accordingly, at October 31, 2015, the Company had no asset retirement obligations.

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

MWOG SEC Form 10Q October 31, 2015                                                                       Page 7 of 17

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

There were no stock options, warrants or convertible notes or convertible preferred stock outstanding at October 31, 2015 and January 31, 2015.

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

MWOG SEC Form 10Q October 31, 2015                                                                       Page 8 of 17

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

As of October 31, 2015 there is no net cash flow from production of the leases so the Company’s current obligation over the next twelve months is only the minimum $20,000 monthly payment for a total short term liability of $240,000

The payment of $3,000,000 in common shares of our company were paid on closing on April 21, 2014 at a deemed price of $0.20 per share for an aggregate of 15,000,000 common shares of our company.

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

Pursuant to this agreement, Intrepid retained a security interest in the leases, property, equipment and other assets.

NOTE 3 - SHARES TO BE ISSUED

The Company is obligated to issue shares either for services, property purchase agreements or for cash.

	October 31, 2015	January 31, 2015

Services 450,000 shares (360,000 shares-January 31, 2015)	$30,700	$36,000
Cash 1,350,0000 shares (1,350,000 shares for January 31, 2015)	270,000	270,000
Total	$308,700	$306,000

The services for the fiscal year ended January 31, 2015 were valued at $0.10 and the shares to be issued for a private placements paid in cash were valued at $0.10 per share.

Included in the above are shares to be issued to Mr. Crom pursuant to his employment contract which for October 31, 2015 was 450,000 shares. (January 31, 2015-360,000 shares).

MWOG SEC Form 10Q October 31, 2015                                                                       Page 9 of 17

NOTE 4 - LONG TERM DEBT

In January 2014 the Company reached agreement with certain creditors of the Company which facilitated the acquisition of oil and gas assets. The creditors agreed to accept payment terms from the company of five monthly payment of $10,000 totaling $50,000 beginning January 27, 2014 and to accept the balance of their payment ($548,209) from 10% of the monthly cash flow from the assets being acquired until the debt was repaid. No interest will accrue on the debt. As of October 31, 2015 the Company has made two monthly payments of $20,000 leaving a balance owed of $30,000 which is recorded as a short term liability and the $548,209 has a long term liability.  The Company does not yet have income from the oil and gas assets and believes no additional payments will be made to the creditors within the next twelve months.

NOTE 5 - INCOME TAX

The Company had net operating loss carry forwards available to offset future taxable income approximating $5,170,319 as of October 31, 2015. The Company has determined that realization of a deferred tax asset that has resulted from the net operating losses is not likely and therefore a full valuation allowance has been recorded against this deferred income tax asset. There are no other material deferred tax positions recorded by the Company.

We do not have an accrual for uncertain tax positions as of October 31, 2015 or January 31, 2015. If interest and penalties were to be assessed, we would charge interest to Interest Expense, and penalties to Other Operating Expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 6 - CAPITAL STOCK

Common Stock

As of October 31, 2015, the Company had 48,826,630 shares of its $0.001 par value common stock issued and outstanding.

Warrants and Options

As of October 31, 2015, the Company had no warrants or options for the purchase of shares of common stock issued and outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

Our President is paid $6,000 per month. As of October 31, 2015 we owe him $180,637 (January 31, 2015-$124,171) which is included in accounts payable. Our Chief Financial Officer is paid $6,000 per month and receives 30,000 common shares per month. As of October 31, 2015 we him $184,385 (January 31, 2015-$79,835) which is included in accounts payable. During the quarter ended October 31, 2015 amounts previously accrued for amounts related to employment taxes were consolidated in the amounts owed to our Chief Financial Officer with his consent.  In addition as of October 31, 2015 we owed our Chief Financial Officer an additional 450,000 shares (January 31, 2015-360,000 shares).

NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN

As of October 31, 2015, the Company had cash on hand as of $-0- and a working capital deficit of approximately $1,232,793 and has incurred a loss from operations in 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company's continuance is dependent on raising capital and generating revenues sufficient to sustain operations. The Company

MWOG SEC Form 10Q October 31, 2015                                                                       Page 10 of 17

believes that the necessary capital will be raised and has entered into discussions to do so with certain individuals and companies.

The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to secure the necessary capital and continue as a going concern.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As part of the purchase of oil and gas assets described in footnote 2 the Company is also obligated to spend $4,000,000 on those leases.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to the end of the quarter on December 15, 2014 Daniel Martinez resigned as President of the Company and Thomas L. Crom was appointed as President and Director.  Effective with the appointment of Mr. Crom as President and Director Mr. Martinez resigned as an officer and director. Mr. Crom also acquired the debt owed by the Company to Mr. Martinez.

MWOG SEC Form 10Q October 31, 2015                                                                       Page 11 of 17

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

MWOG SEC Form 10Q October 31, 2015                                                                       Page 12 of 17

Results of Operations

We are an exploration stage company and have generated minimal revenues since inception (January 6, 2010) and have incurred $5,170,319 in expenses through October 31, 2015.

For the nine months ended October 31, 2015 we incurred $235,482 in expenses.  These expenses consisted of $144,266 in professional fees, $92in general and administrative expenses, $64,125 of interest expense primarily associated with the purchase of the oil and gas assets and $27,000 in lease operating costs of the oil & gas properties.

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

During the October 31, 2014 quarter we began work on corporate actions which reflected entry into the oil and gas business. This activity included-new website, change of business name from Americas Diamond Corp. to Midwest Oil and Gas Inc, a new stock symbol to MWOG, working with the seller of the oil properties on the projected costs to drill new well (estimated at $500,000), re- work of existing wells (estimated $100,000) and commenced a search for a new office location to be located in Kansas.

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

During the October 31, 2014 quarter we were also active working on a new corporate website. This website was officially launched on November 28, 2014 and is located at www.midwestog.com.

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

MWOG SEC Form 10Q October 31, 2015                                                                       Page 13 of 17

exploration costs associated with diamond property and $35,781 of interest expense primarily associated with the purchase of equipment.

The following table provides selected financial data about our company for the period ended October 31, 2015.

Balance Sheet Data:	October 31, 2015
Cash	$ -0-
Oil and gas assets	$ 3,613,060
Total assets	$ 3,613,060
Total liabilities	$ 4,396,202
Shareholders' equity	$ (782,936)

Subsequent to the end of the quarter on December 14, 2014 Daniel Martinez resigned as President of the Company and Thomas L. Crom was appointed as President and Director.  Effective with the appointment of Mr.Crom as President and Director Mr. Martinez resigned as an officer and director. Mr. Crom also acquired the debt owed by the Company to Mr. Martinez as well as 15,000,000 common shares.

Liquidity and Capital Resources

Our cash balance at October 31, 2015 was $-0-, with $1,232,993 in outstanding current liabilities.

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

Our management does not have any equity interest in the Company and as of October 31, 2015 are owed (Martinez-$180,637 and Crom-$184,385) collectively $365,021. Their plans to continue working for the

MWOG SEC Form 10Q October 31, 2015                                                                       Page 14 of 17

Company are uncertain. Mr. Martinez has an employment contract through December 1, 2014 and Mr. Crom’s employment is month to month.  The Company is in default under both employment contracts.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MWOG SEC Form 10Q October 31, 2015                                                                       Page 15 of 17

Exhibit No.

Description

3.1

Articles of Incorporation*

3.2

Bylaws*

31.1

Sec. 302 Certification of Principal Executive Officer

31.2

Sec. 302 Certification of Principal Financial Officer

32.1

Sec. 906 Certification of Principal Executive Officer

32.2

Sec. 906 Certification of Principal Financial Officer

101

Interactive data files pursuant to Rule 405 of Regulation S-T

MWOG SEC Form 10Q October 31, 2015                                                                       Page 16 of 17

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 22, 2015 MidWest Oil & Gas Inc., Registrant By: /s/ Daniel Martinez Daniel Martinez, Former President and Chief Executive Officer and Former Chief Financial and Accounting Officer

December 22, 2015 MidWest Oil & Gas Inc., Registrant By: /s/ Thomas L. Crom Thomas L. Crom Current President and Chief Executive Officer and Current Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 22, 2015 MidWest Oil & Gas Inc., Registrant By: /s/ Daniel Martinez Daniel Martinez, Former President and Chief Executive Officer,
December 22, 2015 MidWest Oil & Gas Inc., Registrant By: /s/ Thomas L. Crom Thomas L. Crom Current President and Chief Executive Officer and Current Chief Financial and Accounting Officer

MWOG SEC Form 10Q October 31, 2015                                                                       Page 17 of 17